Form 10-K405
period 1998-12-31
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 1999-03-31
CIK 1063167

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE YEAR ENDED DECEMBER 31, 1998

                                               OR

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                             ---------------------
                        COMMISSION FILE NUMBER 000-25273

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                    FLORIDA                                        59-3422536
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification Number)

              360 CENTRAL AVENUE                                     33701
            ST. PETERSBURG, FLORIDA                                (Zip Code)
      (Address of registrant's principal
              executive offices)
                                         (727) 803-2040
                      (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [ ]               No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 25, 1999, there were outstanding 12,678,743 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the registrant based on the last sale price reported on the Nasdaq National Market as of March 25, 1999 was $39,728,477.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT                                                       FORM 10-K REFERENCE
--------                                                       -------------------
Proxy Statement, dated on or about April 12, 1999...........  Part III, Items 10-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            1
PART I..................................................................
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   13
  Item 3.   Legal Proceedings...........................................   13
  Item 4.   Submission of Matters to a Vote of Security Holders.........   13


PART II.................................................................   14
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   14
  Item 6.   Selected Financial Data.....................................   16
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   17
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   25
  Item 8.   Financial Statements and Supplementary Data.................   25
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   25


PART III................................................................   26
  Item 10.  Directors and Executive Officers of the Registrant..........   26
  Item 11.  Executive Compensation......................................   26
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   26
  Item 13.  Certain Relationships and Related Transactions..............   26


PART IV.................................................................   26
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   26

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends; (xi) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xii) the ability of the Company and its significant suppliers and large customers to address the Year 2000 Issue; (xiii) the impact of general economic conditions and interest rate fluctuations on the demand for the Company's services, including flood zone determination services; and (xiv) the outcome of certain litigation and administrative proceedings involving the Company's principal customer. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report and the risks discussed under the caption "Risk Factors" included in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-57747). Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K and 10-K and Annual Reports to Shareholders.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Insurance Management Solutions Group, Inc. (collectively with its subsidiaries, the "Company"), through its wholly-owned subsidiaries, Insurance Management Solutions, Inc., Geotrac of America, Inc. (formerly Bankers Hazard Determination Services, Inc.) ("Geotrac"), IMS Direct, Inc. and Colonial Claims Corporation, provides (1) comprehensive policy and claims outsourcing services to the property and casualty ("P&C") insurance industry, with an emphasis on providing these services to the flood insurance market, and (2) flood zone determinations to financial institutions, mortgage lenders and insurance companies. The Company's outsourcing services, which are offered on either a bundled or "a la carte" basis, include policy administration, claims administration and information technology services. During 1997 and 1998, the Company processed approximately 575,000 and 660,000 insurance policies, respectively, including approximately 450,000 and 540,000 flood insurance policies, respectively, making it a significant provider of flood insurance outsourcing services. The Company currently provides flood outsourcing services to its affiliate, Bankers Insurance Group, Inc. (together with its subsidiaries, "BIG"), Mobile USA Insurance Company, Inc. and AAA Auto Club South Insurance Company, as well as to insurance companies that offer flood insurance utilizing BIG as their private label servicing carrier, such as Armed Forces Insurance Corporation and AMICA Mutual Insurance Company. In conjunction with BIG, the Company is able to offer insurance companies the ability to create a turnkey private label flood insurance product. The Company believes this product is attractive to insurance companies that desire to offer flood insurance but are not certified by the Federal Emergency Management Agency ("FEMA") to sell and service flood insurance. FEMA estimates that only 25% to 33% of U.S. properties required to be covered by flood insurance are in fact covered. The Company anticipates continued growth in the demand for flood insurance, and related flood outsourcing and flood zone determination services, over the next several years.

     During 1997 and 1998, the Company processed approximately 1.4 million and
1.6 million flood zone determinations, respectively, for over 725 and 880 customers, respectively, including mortgage lenders such as ABN Amro North America, Inc. and P&C insurance companies such as Allendale Mutual Insurance Company and Wausau Underwriters Insurance Company. Flood insurance is required by federal law in connection with virtually all residential mortgage loans, including refinancing loans, covering properties located within federally designated high-risk flood zones. A flood zone determination is necessary in order to ascertain a property's flood zone classification. In addition, due to more stringent underwriting criteria, P&C insurers increasingly require flood zone determinations prior to issuing commercial property policies. The Company uses its proprietary database, compiled and digitized from flood maps distributed by FEMA, to determine whether a particular property or structure is located within a flood zone classification that requires flood insurance. The Company estimates that over 85% of U.S. households are in counties covered by its electronic database.

     The Company is a 62.7% owned subsidiary of BIG, a holding company chartered in Florida in 1976. BIG provides multiple lines of P&C insurance, most notably flood, homeowners and automobile insurance, to individuals and businesses throughout the United States. From 1994 to 1998, BIG's premiums grew from $131 million to $284 million, representing annual growth rates of 22.5%, 46.8%, 9.4% and 10.7%, respectively, and a compound annual growth rate of 16.8%. BIG is the largest underwriter of flood insurance policies through independent agents (and the second largest overall) in the United States. BIG is also the Company's principal customer, accounting for approximately 75.6% of the Company's total revenues and 98.0% of the Company's outsourcing revenues in 1997 and approximately 56.5% of the Company's total revenues and 94.8% of the Company's outsourcing revenues in 1998.

RECENT ACQUISITIONS

     Geotrac Acquisition. In July, 1997, the Company acquired a 49% equity interest in Geotrac, Inc., an unaffiliated Ohio corporation ("Old Geotrac"), from Daniel J. White and his spouse (the "Whites"), as joint tenants, for $6.75 million in cash. In July, 1998, the Company acquired the remaining 51% equity interest in Old Geotrac from the Whites and certain other minority shareholders in exchange for (i) 524,198 shares of Common Stock, (ii) a promissory note in the principal amount of $1.5 million, and (iii) cash in the amount of $728,069 (paid in December, 1998). The Company also granted the Whites certain demand and piggyback registration rights with respect to the shares of Common Stock issued to them pursuant to this transaction. The transaction was effected pursuant to the merger of Old Geotrac into a wholly-owned subsidiary of the Company, with the surviving entity being known as "Geotrac of America, Inc.".

     Old Geotrac, a leading provider of flood zone determinations, began operations in 1987. For the six months ended June 30, 1998, the period immediately prior to consummation of the Company's acquisition of the remaining 51% equity interest in Old Geotrac, Old Geotrac's revenues and net income were $8.8 million and $927,000, respectively. Old Geotrac's President, Chief Executive Officer and joint majority shareholder, Daniel J. White, now serves as President, Chief Executive Officer and a director of Geotrac and as a director of the Company.

     The acquisition of Old Geotrac (the "Geotrac Acquisition") strengthens the Company's position as a leader in the flood zone determination business and broadens the range of flood data services the Company is able to provide. In addition, the Company is in the process of consolidating its own flood zone determination operations with those of Old Geotrac in an effort to realize economies of scale. Finally, the Company believes that access to Old Geotrac's customer base of financial institutions and insurance companies will facilitate cross-selling opportunities and expansion of the Company's outsourcing services.

     Colonial Catastrophe Acquisition. Effective January 7, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Colonial Catastrophe Claims Corporation, a Florida corporation ("Colonial Catastrophe"), from J. Douglas Branham and Felicia A. Rivas, husband and wife, in exchange for (i) 154,545 shares of Common Stock, (ii) cash in the amount of $500,000, (iii) a promissory note in the principal amount of $500,000, and (iv) an additional payment of $300,000, payable in additional shares of Common Stock, in the event Colonial Claims (as hereinafter defined) attains a targeted net income before taxes for the year ending December 31, 1999. Upon the consummation of the acquisition, Colonial Catastrophe was merged into the acquiring subsidiary and the name of the acquiring subsidiary was changed to "Colonial Claims Corporation" (hereinafter "Colonial Claims"). Pursuant to a registration rights agreement, Mr. Branham and Ms. Rivas have been granted certain piggyback registration rights with respect to all of the shares (including the earn out shares, if any), issued in connection with the acquisition.

     Colonial Claims contracts with P&C insurance carriers to handle property and casualty claims on their behalf. Colonial Claims has assembled a large network of independent claims adjusters who respond to individually reported loss assignments from Colonial Claims and are compensated based upon a set claims fee schedule. Colonial Claims reviews and approves claims settlements, assures consistency and quality of settlement practices, and transmits claims information to the insurance carriers. The insurers, in turn, approve and remit claims payments to the insureds. Colonial Catastrophe was incorporated in 1994 and had revenues of approximately $6.9 million during the year ended December 31, 1998.

OVERVIEW OF THE FEDERAL FLOOD INSURANCE PROGRAM

     The U.S. flood insurance market is regulated by FEMA, which launched the National Flood Insurance Program (the "Flood Program") in 1968. FEMA created the Flood Program to provide federally-backed flood insurance to residents in designated floodplain communities, on the condition that such communities comply with the Flood Program's floodplain management requirements. The Flood Program, as it exists today, is administered by the Federal Insurance Administration ("FIA").

     The Flood Program was launched in 1968, and in 1983, FIA opened the flood insurance market to private insurance companies by establishing the National Flood Insurance Write Your Own ("WYO") program. The

WYO program permits private insurance companies who meet FEMA requirements to sell flood insurance underwritten by the federal government and subject to federal regulation.

     In 1994, Congress passed the National Flood Insurance Reform Act of 1994 (the "1994 Reform Act"). The 1994 Reform Act clarified and strengthened the obligations of mortgage lenders to oversee and ensure the purchase of flood insurance by borrowers who obtain federally-insured residential mortgage loans on properties located in federally designated high-risk flood zones. Under the 1994 Reform Act, mortgage lenders must notify borrowers when flood insurance is required, require flood insurance as a condition to making certain loans, and place flood insurance premiums in escrow when other payments are escrowed. Lenders who fail to comply with the 1994 Reform Act are subject to substantial monetary penalties.

MARKET OPPORTUNITIES

     Growth in the Flood Market. The U.S. flood insurance market has grown significantly in recent years. Currently, almost 19,000 communities participate in the Flood Program, and approximately 100 insurance companies are registered to offer WYO flood insurance. The following table illustrates the growth in flood insurance policies and premiums under the Flood Program since 1987 and highlights the Company's increased penetration of this growing market:

                                                                                           PERCENTAGE OF
                                                                            ANNUAL FLOOD    TOTAL FLOOD
                           TOTAL NUMBER      NUMBER OF      FLOOD PROGRAM     PREMIUMS       PREMIUMS
                          OF POLICIES IN   FLOOD POLICIES   TOTAL ANNUAL    ADMINISTERED   ADMINISTERED
                              FLOOD         ADMINISTERED        FLOOD          BY THE         BY THE
  AS OF SEPTEMBER 30,       PROGRAM(1)     BY THE COMPANY    PREMIUMS(2)      COMPANY         COMPANY
  -------------------     --------------   --------------   -------------   ------------   -------------
                            (IN 000'S)       (IN 000'S)      (IN 000'S)      (IN 000'S)
1987....................       2,023             42          $  554,249       $ 16,105          2.9%
1988....................       2,052             67             571,265         17,918          3.1
1989....................       2,167             85             623,409         21,277          3.4
1990....................       2,341            110             658,359         27,055          4.1
1991....................       2,459            139             716,650         33,171          4.6
1992....................       2,530            154             779,746         37,723          4.8
1993....................       2,690            185             859,128         49,591          5.8
1994....................       2,805            211             946,898         58,737          6.2
1995....................       3,265            274           1,114,059         79,914          7.2
1996....................       3,546            376           1,209,178        101,973          8.4
1997....................       3,811            453           1,390,015        132,041          9.5
1998....................       4,178            542           1,599,231        205,405         12.8

---------------

(1) Source: National Flood Insurance Program Bureau and Statistical Agent and the 1997 FIA Annual Report.
(2) Source: National Flood Insurance Program Bureau and Statistical Agent.

     The following table illustrates the growth in the number of flood zone determinations performed by the Company from 1994 through 1998:

                                               TOTAL NUMBER OF               TOTAL NUMBER OF
                                          FLOOD ZONE DETERMINATIONS        1-4 FAMILY MORTGAGE
                  YEAR                    GENERATED BY THE COMPANY    LOAN ORIGINATION'S IN U.S.(1)
                  ----                    -------------------------   -----------------------------
1994....................................            458,234                     7,484,600
1995....................................            757,642                     5,976,700
1996....................................          1,191,182                     6,882,300
1997....................................          1,384,089                     6,905,000
1998....................................          1,552,333                             *

---------------

(1) Reported by Mortgage Bankers Association of America ("MBAA") based on statistics from the U.S. Department of Housing & Urban Development, the Federal Housing Finance Board and the MBAA.
  * Not Available.

     The Company believes that the demand for flood outsourcing services and flood zone determinations will continue to grow as a result of the following factors:

        - Higher Levels of Compliance with Federal Flood Laws. The 1994 Reform Act has compelled mortgage lenders to enforce federal flood insurance requirements or be subject to substantial monetary penalties. As a result, a higher percentage of purchasers of residential property located in federally designated high-risk flood zones are being required to purchase flood insurance as a condition to receiving mortgage financing from a federally-backed financial institution. Based on a FEMA estimate that only 25% to 33% of U.S. properties in high-risk areas that are required to be covered by flood insurance are in fact covered, and given that only approximately 4.2 million U.S. properties were covered as of September 30, 1998, management estimates that approximately 11.4 million to 15.2 million U.S. properties are in fact required to be covered by flood insurance. The Company believes the demand for flood insurance outsourcing services will grow as compliance with federal flood insurance requirements increases. The Company also believes such compliance will result in greater demand for flood zone determinations, since a flood zone determination is necessary in order to determine whether a property is located in a high-risk flood zone.

        - Increase in Voluntary Purchase of Flood Insurance. The Company expects the number of property owners who purchase flood insurance on a voluntary basis to increase over the next several years. Management believes consumers are increasingly aware that affordable flood insurance is available to them through the Flood Program. Management attributes this growing awareness to a number of factors, including
          (1) the Flood Program's national advertising campaign, known as Cover America, which began in 1995, (2) increasing consumer awareness that the typical homeowners' policy does not cover flood damage, and (3) the occurrence of several recent flooding disasters, such as the Mississippi River floods of 1993 and the Red River floods of 1997. Similarly, the substantial media attention given the El Nino phenomenon and the resulting severe weather patterns, have heightened the public's awareness that flood insurance may be necessary even for properties not located in high-risk flood zone classifications. Approximately 25% to 30% of flood damage claims paid relate to properties located outside such flood zone classifications. According to the National Flood Insurance Program Bureau and Statistical Agency, the number of flood insurance policies purchased by homeowners on a voluntary basis has increased from 168,000 policies as of September 30, 1994 to 614,000 policies as of September 30, 1998, a compound annual growth rate of 38.3%.

        - Growth in Commercial Flood Zone Determination Business. The demand for flood zone determinations by commercial property insurers and commercial mortgage lenders has increased recently and the Company expects this growth pattern to continue. Commercial property insurance policies generally cover floods and similar events. As public attention has focused more closely on severe weather patterns in recent years and insurers have become increasingly aware of the importance of flood coverage, P&C insurers that issue such policies have been developing more stringent underwriting criteria.

     Trend Toward Outsourcing in the P&C Industry. The P&C industry provides financial protection for individuals, businesses and others against losses of property or losses by third parties for which the insured is liable. P&C insurers underwrite policies that cover various types of risk, which can generally be divided into personal lines of insurance covering individuals and commercial lines of insurance covering businesses. Personal lines are comprised primarily of automobile and homeowners insurance. Commercial lines cover a wide range of commercial risks that affect businesses.

     According to A.M. Best, premium revenues in the P&C industry have increased by an average of 3.5% annually since 1990. The P&C industry is highly competitive, with insurance companies competing primarily on the basis of price, consumer satisfaction and the ability to pay claims. According to A.M. Best, as of December 31, 1997, there were approximately 3,300 P&C insurance companies in the United States. These companies generated approximately $277 billion in annual P&C premium revenues in 1997, of which more than one-half related to personal lines automobile, homeowners and flood insurance business, the core markets serviced by the Company. The Company believes there are a significant number of P&C insurance companies for which outsourcing is a viable alternative to maintaining in-house processing capabilities. More specifically, the Company believes it can offer many of these insurance companies the opportunity to reduce their processing costs by outsourcing such functions to the Company for a flat fee.

     Over the past decade, many P&C insurance companies have begun using third-party vendors to provide certain policy and claims administration services that were traditionally performed in-house. This outsourcing of services allows insurers to focus on their core competencies, reduce costs and eliminate capital expenditures for the development, installation, operation and maintenance of information management and automation systems. Insurance companies historically have invested less in information technology than companies in other industries. In 1996, for example, insurance companies spent only 2.4% of revenues on information technology, as compared to 6.6% for banking firms and 2.9% for all industry sectors combined. The Company believes that insurance companies will increase their levels of outsourcing as they determine that policy and claims administration and regulatory compliance are complicated and too costly to perform efficiently in-house. According to forecasts published by The Yankee Group, the amount spent annually by insurers on outsourcing is expected to increase from $5 billion in 1997 to $13 billion within the next five years. The Company believes it will have significant opportunities to market its outsourcing services for the following reasons:

        - Consolidation and Drive for Cost Efficiencies. Providers of outsourcing services are able to consolidate large volumes of business into automated and effective processing systems, thereby creating significant cost efficiencies. The Company believes insurance companies typically outsource administrative services because outsource providers can provide better quality services at a lower cost.

        - Technological Challenges and Complexities. The investment in the specialized technical knowledge required to develop, install and operate information systems necessary for P&C insurers to remain competitive is often cost prohibitive, particularly for smaller companies and new entrants to the market. Insurance companies can take advantage of the economies of technology created by an outsource provider's investment in information systems. For example, the Company believes the Year 2000 issue may generate additional demand for outsourcing services because many insurance companies will resolve the Year 2000 issue by either purchasing new software systems or outsourcing some or all of their policy and claims requirements.

        - Changing Distribution Channels. The Company believes that demand for outsourcing services will increase as banks, credit unions and other financial service companies enter the P&C market. These new entrants were generally precluded from selling insurance until the U.S. Supreme Court decision in Barnett Bank v. Nelson in 1996. The Company believes that, following this decision, and despite continuing restrictions and pressure from state regulators, banks and other financial institutions will enter the P&C market at an increasing rate, often forming joint ventures and other alliances with certain insurers to sell P&C insurance. Many new entrants lack the technology, expertise or desire to perform policy and claims processing in-house. These so-called "virtual insurance companies" often focus their resources on the core marketing, underwriting and financial aspects of the P&C business and seek to outsource their policy and claims administration to third-party vendors. The Company believes that it is well-positioned to provide services to new entrants to the P&C market.

        - Regulatory Reporting Requirements. State insurance regulators closely regulate the product offerings, claims processes and premium rate structures of insurance companies. To comply with such regulations, companies must file annual and other reports relating to their financial condition. Third-party vendors with effective policy and claims administration systems can facilitate compliance with many regulatory requirements by automating statutory reporting and other compliance tasks.

THE IMSG SOLUTION

     The Company believes it has positioned itself to capitalize on the foregoing market opportunities in the following ways:

        - Flood Insurance Experience. The Company is one of the leading providers of flood insurance outsourcing services in the United States, currently servicing over 540,000 flood insurance policies. As a result, the Company has developed substantial expertise and scale in virtually all aspects of the flood insurance servicing business.

        - Flexible, Comprehensive, Turnkey Solutions. The Company offers a comprehensive range of outsourcing services, both individually and on a bundled basis, giving clients flexibility in selecting and matching services to their needs. The Company's turnkey solutions allow clients to focus on core competencies and better manage costs and allow new market entrants an opportunity to offer insurance products on a cost-effective basis by leveraging the Company's systems and business processes.

        - Insurance Industry Expertise. Unlike certain of its competitors, the Company's senior management has substantial experience in the insurance industry. As a result of this core competence, management believes the Company is better suited to understand and address its customers' needs.

        - Flood Zone Determination Services. The Company offers a highly automated flood zone determination service based on its proprietary national database. This service provides an accurate, prompt and relatively low cost determination of a residential or commercial property's status with respect to national flood zones. Insurance companies, credit unions, banks and other financial institutions use this service to comply with federal laws requiring mortgage lenders to oversee and ensure the purchase of flood insurance by certain borrowers, create a competitive advantage in loan approval/insurance underwriting response time and generate additional fees from their borrowers.

        - Modular, Integrated and Real-time Systems. The Company's information systems are table-driven and modular in design, enabling the Company to provide systems that address the specific needs of the client, such as distinct underwriting rules. The core system permits integration of a client's database, thereby eliminating the need for data re-entry for multiple applications. The system provides real-time processing of key functions, such as policy processing and endorsements, that enhances completeness and accuracy in processing. The Company's system also has a proven track record of reliability and low system "down-time." The Company is committed to upgrading and maintaining its systems in an effort to remain competitive.

        - Customer Service to Independent Agent Networks and
          Policyholders. Because residential and commercial flood insurance rates are set by FEMA and therefore are not directly subject to competitive pressures, the Company believes customer service is a critical consideration for independent sales agents in determining which carrier's flood insurance policies to sell. BIG is the largest underwriter of flood insurance policies through independent agents in the United States, and the Company processes and services all of BIG's flood insurance policies. The Company believes that as a result of its affiliation with BIG it has developed a customer service-oriented culture that strengthens its clients' relationships with their independent sales agent networks and policyholders. The Company focuses on providing superior service, such as timely policy issuance and rapid and professional response to agent and policyholder inquiries. The Company maintains and monitors quality service standards and continually seeks to measure customer satisfaction. The Company believes that its focus on customer service has enabled it to retain all of its principal outsourcing customers since 1994.

GROWTH STRATEGY

     The Company's objectives are (1) to become a leading provider of outsourcing services to the P&C industry and (2) to become the leading provider of flood zone determinations to financial institutions, mortgage lenders and P&C insurers. The Company's principal strategies for achieving these objectives are as follows:

        - Expand Flood Outsourcing Business. The Company has extensive experience and expertise in virtually all aspects of the flood insurance servicing business and occupies a leading position in that market. Key aspects of the Company's growth strategy include (1) marketing flood outsourcing services to existing WYO carriers that it believes will benefit for cost or infrastructure reasons from the Company's services, (2) offering its outsourcing services to new entrants that lack the infrastructure or expertise necessary to service flood insurance customers, (3) marketing its ability, in conjunction with BIG, to provide and service a private label insurance product to insurance companies that desire to offer flood insurance but are not approved by FEMA to sell and service flood insurance, and
          (4) increasing the volume of flood outsourcing services business from the Company's existing customer base, which includes 20 customers under contract, either directly or through BIG.

        - Expand Relationships with Existing Customers. The Company intends to capitalize on its existing flood insurance outsourcing customer base and substantial flood zone determination customer base by cross-marketing its flood, homeowners and automobile outsourcing services to certain of these customers. Management believes these marketing opportunities are especially prevalent today, given that recent regulatory changes have permitted non-traditional insurance companies -- most notably banks, credit unions and other financial services companies to enter the P&C insurance industry. These new entrants -- many of which are existing flood zone determination customers of the Company -- often do not have the necessary infrastructure or expertise in place and are natural candidates for outsourcing. See "Market Opportunities."

        - Focus on Maximizing Economies of Scale. The Company believes that demand for P&C insurance outsourcing services will grow as such services become more affordable and cost effective. To achieve such affordability and cost effectiveness, a P&C outsourcing provider must develop certain economies of scale. The Company currently services over 660,000 insurance policies annually. As a result, it has developed a large number of efficiencies in most aspects of its operations, from the receipt of policy applications to billings and collections. By deploying internally developed applications software, rating disks for applications input, lockbox and cash office processing, automated voice response, computerized forms and automated policy assembly, the Company has attained expense efficiencies that management believes are characteristic of insurers processing substantially greater policy volumes. As a consequence, the Company believes it is well-positioned to capitalize on the growing trend toward outsourcing administrative functions in the P&C industry by offering insurers better quality and more cost-effective "back office" operations. Moreover, the Company intends to continue expanding these efficiencies by increasing the utilization of its existing infrastructure and databases.

        - Expand Direct Sales Force and Develop Strategic Relationships. The Company has recently begun to develop a direct sales force and sales support organization to focus on new customer opportunities and generate additional business from the Company's current customer base. The Company is also seeking to develop new business opportunities by creating additional strategic distribution and marketing alliances. For example, the Company's flood zone determination business targets credit unions of all sizes through its marketing alliance with CUNA Mutual Group, the largest provider of insurance products to credit unions, and large mortgage lenders through its marketing alliance with Equifax Mortgage Services, believed by the Company to be the largest mortgage credit reporting agency in the United States. See "Services."

        - Generate Recurring Revenues. The Company seeks to generate recurring revenues by entering into contractual relationships (typically one to three years) with its outsourcing customers and by offering services that are structured to generate revenues based on events that occur frequently in the normal course of a customer's business, such as claims, mortgage applications and insurance policy renewals.

        - Pursue Strategic Acquisitions. A key element of the Company's growth strategy is to pursue potential acquisitions that offer opportunities to increase market share or expand the Company's menu of outsourcing services. The Company's recent Geotrac Acquisition enabled it to solidify its position as a leader in the flood zone determination business and broaden the range of ancillary services the Company is able to provide. Moreover, the Company is currently in the process of consolidating its own flood zone determination operations with those of Old Geotrac. See "Recent Acquisitions."

SERVICES

     Outsourcing Services. The Company's outsourcing services include policy administration, claims administration and information technology services. The Company works with each customer in an effort to ensure a seamless integration of the customer's in-house and outsourced activities.

     Policy administration describes the range of services the Company offers customers that are considering outsourcing their policy administration functions. When policy administration is outsourced, the customer retains all financial risk and works with the Company to set underwriting and rating guidelines. The Company typically receives a percentage of premiums for performing policy administration services. The Company's policy administration menu includes the following services: policy processing and related data entry; policy issuance and acceptance; premium management and distribution; accounting, billing and collections; customer service phone center for policyholders and agents; and data collection, statutory reporting and regulatory compliance.

     Claims administration describes the range of services the Company offers in connection with the management of insurance claims. In reviewing a claim, the Company performs a thorough claim analysis and, if warranted, prepares a check for payment of the claim. The Company has a special investigative unit that assists in detecting and deterring fraud in the claim review process. The Company also offers a fully automated, stand-alone catastrophe claims operation, distinguishing its outsourcing services in the P&C insurance market. The Company is typically compensated for claims administration services on either a percentage of earned premiums or claims-paid basis. The Company's claims administration menu includes the following services: toll-free claim reporting; initial coverage confirmation services; loss investigation and determination; review and appraisal of claims; special investigation services, including fraud detection; adjustment of claims and vendor management; litigation management; and settlement and payment of claims.

     The Company also offers a range of information technology services to assist customers in operating, maintaining and enhancing information systems. The Company integrates the customer's system platform with the Company's processing platform, including the installation of all necessary hardware components, depending on the customer's needs. This integration allows the customer to administer its policies and claims internally by using the Company's systems and software. The Company typically receives a percentage of premiums as compensation, subject to a minimum fee. The Company's information technology menu includes the following services: information management via integrated, secure computer systems; document imaging; on-line rating and underwriting services; monetary systems services, including payment processing; automated printing, packaging and distribution of documents; generation of agent commission statements and production reports; security administration and access control; software application enhancement and maintenance; problem resolution and reporting; and data backup and disaster recovery functions.

     Because the Company is affiliated with and provides comprehensive outsourcing services to BIG, an approved WYO carrier under the Flood Program, it emphasizes to prospective customers its ability to provide third-party administration outsourcing for flood insurance. The Company offers its flood outsourcing services, including software and processing functions, policy administration, claims administration and statistical reporting, on either a bundled or "a la carte" basis. New market entrants and certain other insurers may prefer to purchase unbundled services, allowing them to retain in-house control over specific aspects of their businesses. The Company makes available virtually any combination of outsourcing services required by the customer.

     The Company also offers flood outsourcing services to insurance companies that seek to provide flood insurance, but do not want to become certified WYO carriers. In this case, the services are provided in conjunction with a proprietary flood product. An insurance company can establish a private label insurance product written through BIG whereby the customer's name and logo appear on the policy documents, while BIG acts as the servicing carrier. The Company also intends to market its outsourcing services to banks, credit unions and other financial institutions as they become increasingly involved in the sale of insurance.

     Flood Zone Determination Business. For a fixed fee, the Company will provide a customer -- typically a mortgage loan originator or an insurance company -- with a determination as to whether a specified property is located within a federally-designated flood zone classification. The Company uses its proprietary national flood zone database to make flood zone determinations. This database, which is continually updated, allows the Company to determine if a particular structure is located within the special flood hazard areas established by FEMA. These determinations assist mortgage lenders in complying with federal regulations under which they must require borrowers to purchase the appropriate level of flood insurance. Management estimates that over 85% of U.S. households are located in counties covered by the Company's electronic flood zone database. For approximately 75% of determinations requested, the Company is able to perform automated flood zone determinations in a matter of seconds. Determinations made on a fully-automated basis are significantly more cost effective than manual determinations. In some cases, particularly where a property is not clearly within or outside a flood hazard area, the database search will not produce an automatic determination, or "hit," and a manual search becomes necessary. Manual searches require extra time and labor and are not nearly as cost effective as fully-automated searches.

     The Company provides both one-time and life-of-loan flood zone determinations. Under a "life-of-loan" determination, the Company is responsible for updating the initial flood zone determination based on revisions to the federal flood maps occurring during the term of the loan. The Company also provides portfolio analyses and audits for mortgage service agencies by reviewing blocks of loans that usually require between 100 and 50,000 flood zone determinations.

     In addition to flood zone determinations, the Company provides flood-related ancillary services. For example, the Company provides a standard flood compliance packet to lenders which includes information on community status, mapping, specific structure location, amount of flood insurance required, secondary market and government program restrictions, and floodway and coastal zone barrier restrictions. The life-of-loan product tracks both community status and FEMA map changes on a daily basis for the life of the loan. If changes occur that affect the subject property, a new report is automatically generated for no additional charge. Certain ancillary services are transferable if the mortgage loan for which the flood zone determination was done is sold or transferred. Through its GeoCompass(R) service, the Company provides certain CD-ROM services on-site at customer locations. The CD-ROM delivery system offers customers the ability to perform certain flood zone determinations at their own desktops.

     The Company also actively seeks to leverage its expertise in mapping technology by providing ancillary mapping services. For example, the Company has been engaged by various municipalities or has partnered with software firms to digitize manual property tax maps and then integrate these maps with appraisal data. Most municipality property tax maps have not been digitized and the Company believes there is a significant opportunity to penetrate this market. Additionally, the Company was recently hired by the Columbus, Ohio Police Department to digitize property records and then integrate these records with crime statistics in order to better monitor crime trend activity. Each police precinct in Columbus is now able to analyze where and when crimes occur and thus become more proactive in crime prevention. The Company believes there are numerous other related opportunities to apply its core mapping technology expertise.

     The Company has established a relationship with Kirloskar Computer Services ("KCS"), located in India, which the Company believes can provide certain services that will increase the efficiency of the Company's flood zone determination business. Under a Secrecy and Confidentiality Agreement, KCS has agreed, for a period of five years from the date of termination of its relationship with Geotrac, not to engage, directly or indirectly, in certain activities relating to Geotrac's business. KCS currently builds databases and creates digitized maps that the Company uses in connection with its flood zone determination business. In addition, Geotrac presently leases employees from KCS who perform manual flood zone determination searches at costs significantly below U.S. market rates. The Company expects that such leased employees will become direct employees of Geotrac in the near future. These employees currently perform approximately 300 manual searches per day. As the Company continues to shift its manual search processing to India, it expects to have approximately 1,000 manual searches per day performed in that country by August, 1999. These plans are subject to change based upon various factors, including the demand for manual searches as well as political and economic conditions in India. The Company also has retained three KCS systems analysts on a consulting basis at its Norwalk, Ohio headquarters to assist in the design and programming of GeoCompass(R) technologies. Each of these consultants directs a team of programmers in Bangalore, India.

     The Company uses different pricing and contractual arrangements for one-time and life-of-loan flood zone determinations. The Company performs flood zone determinations for both residential and commercial properties, with determinations for residential properties comprising approximately 85% of such business.

CUSTOMER SUPPORT AND INSTALLATION

     The Company's outsourcing services are provided from two separate customer service centers in St. Petersburg, Florida -- one for policy and claims administration and one for catastrophic claims administration.

     The policy administration center has approximately 235 employees, most of whom are trained customer service representatives. Customer service representatives are responsible for the timely handling and resolution of incoming phone calls related to underwriting, rating, billing, policy status and other policy administration matters. While most calls come from insurance agents, the phone center also handles calls from mortgage companies, policyholders and insureds. The policy administration phone center handles an average of approximately 15,000 calls per week (19,000 calls per week during peak periods).

     The claims administration customer service center is responsible primarily for handling calls from claimants and insureds reporting property losses. The center also handles calls from agents and others related to coverage of existing claims. The center has approximately 160 employees, approximately half of which are licensed claims representatives responsible for the adjustment of claims. Incoming calls are taken by 14 customer service representatives who are trained to handle all types of insurance claims. Unlike many other claims administration centers, the Company's service center is able to immediately assign each claim to a licensed adjuster for processing. The claims administration switchboard is open weekdays from 7:30 a.m. to 9:00 p.m. (Eastern time), and customer service representatives and licensed adjusters are available 24 hours a day, seven days a week, to handle emergency claims.

     The Company currently maintains two separate customer service centers relating exclusively to its flood zone determination business, one of which was acquired as part of the acquisition of Geotrac. The Company is currently in the process of consolidating its own flood zone determination operations with those of Geotrac. See "Recent Acquisitions." The Company believes the service center acquired as part of the Geotrac Acquisition is one of the largest flood zone determination service centers in the industry. A team comprised of a senior manager and up to four service representatives is assigned to each customer account. The team advises the customer in all matters of flood compliance and will train a customer's staff at their own or the Company's offices. The team also provides direct support to their customers' independent direct sales agent networks.

     The Company installs its GeoCompass(R) CD-ROM system on site at customer locations. GeoCompass(R), which enables customers to make their own flood zone determinations, is based on the Windows operating system, operates on the customer's network and is relatively simple for customers to learn to use.

SALES AND MARKETING

     The Company seeks to market its outsourcing capabilities by leveraging its existing expertise in flood insurance administration, expanding its relationships with existing flood zone determination customers and targeting prospective customers, such as insurers with high expense ratios or limited expertise in certain P&C lines. The Company recently formed a sales and marketing division dedicated to direct sales of its outsourcing services. The Company began staffing its sales and marketing division in 1997. This division now includes a senior vice president, a marketing vice president, a sales vice president, three full-time sales representatives, one contract sales representative, three project managers and a marketing assistant. In addition to direct marketing, the Company markets its P&C outsourcing services through insurance brokers, reinsurers and other strategic partners. The Company also advertises in various trade publications and participates in industry conventions and trade shows to enhance the penetration of its flood and non-flood markets.

     The Company markets its flood zone determination services both directly through its own sales personnel and indirectly through its alliances with other service providers. For example, the Company targets credit unions of all sizes through its alliance with CUNA Mutual Group, the nation's largest provider of insurance products to credit unions, and large mortgage lenders through its alliance with Equifax Mortgage Services, believed by the Company to be the largest mortgage credit reporting agency in the U.S.

INFORMATION SYSTEMS

     The Company utilizes fully-integrated, real-time, processing systems at its St. Petersburg, Florida facilities to provide many of its outsourcing services. These systems, which run on an IBM AS/400 platform coupled with a relational database, enable the Company to provide on-line ratings and underwriting information, issue required insurance forms to policyholders and agents and produce renewal and non-renewal notices. The processing systems interface with a disbursement system which enables the Company to generate checks automatically.

     A separate IBM AS/400 is used to develop, enhance, and test new and existing systems. In the event of a power failure, the AS/400 site is supported by a fully-functional backup system that provides additional processing time of one hour under full load. Insurance policies and related documents are scanned to optical disks, and are retrievable at most LAN workstations. The Company also has an optical jukebox that can store approximately 10 million documents. The Company data center has controls to ensure security and a disaster recovery plan which is tested regularly.

     The Company also utilizes computer systems at its Geotrac location, including two IBM AS/400 processors. Geotrac also has several major production systems, including GeoCompass(R) and life-of-loan tracking.

     The Company is capable of developing modifications or enhancements to its licensed software to meet its outsourcing customers' particular needs. Business analysts from the Company work with each customer to ensure that the Company understands the customer's system requirements. Once the system requirements have been documented, the Company dedicates a team of systems analysts to develop the appropriate modifications or enhancements to its software system.

     The Company believes that the principal computer equipment and software currently used by the Company will function properly with respect to dates in the year 2000 and thereafter.

CUSTOMERS

     The Company currently provides outsourcing services to 20 companies. The Company's largest customer, BIG, accounted for approximately 37%, 76% and 57% of the Company's revenues in 1996, 1997 and 1998, respectively. Any material decrease in the outsourcing business from BIG would have a material adverse effect on the Company's business, financial condition and results of operations. The Company provides outsourcing services to other WYO carriers, including AAA Auto Club South Insurance Company and Mobile USA Insurance Company, Inc. The Company also provides outsourcing services to various insurance companies, such as Armed Forces Insurance Corporation and AMICA Mutual Insurance Company, that utilize BIG as their servicing carrier.

     The Company provides flood zone determination services to over 880 banks, credit unions, mortgage lenders, insurance companies and, other financial institutions. The Company's principal insurance company customers for such services include Allendale Mutual Insurance Company and Wausau Underwriters Insurance Company. In addition, the Company provides flood zone determination services to numerous credit unions, a number of which became customers as a result of the Company's alliance with CUNA Mutual Group, the nation's largest provider of insurance products to credit unions. The Company also provides such services to mortgage lenders such as ABN Amro North America, Inc. primarily through its alliance with Equifax Mortgage Services, believed by the Company to be the largest mortgage credit reporting agency in the U.S.

COMPETITION

     The Company competes principally in three markets: (1) the market for flood insurance outsourcing services, (2) the market for other P&C insurance outsourcing services and (3) the market for flood zone determination services. The markets for these services are highly competitive.

     The market for flood insurance outsourcing services is dominated by the Company and several principal competitors, including National Con-Serv, Inc. and Electronic Data Systems, Inc. The Company competes for these outsourcing customers largely on the basis of price, customer service and responsiveness.

     The market for other P&C insurance outsourcing services is fragmented. In the policy administration services segment of this market, principal competitors include Policy Management Services Corporation and INSpire Insurance Solutions, Inc. In this segment of the market, the Company competes for customers on the basis of customer service, performance and price. The claims administration services segment of the P&C outsourcing market also is highly fragmented, with competition from a large number of claims administration companies of varying size, as well as independent contractors. Competition in this segment of the outsourcing market is principally price driven. Competitors include Lindsey Morden Claim Services, Inc., Crawford & Company, Inc. and INSpire Insurance Solutions, Inc.

     The Company believes, however, that its most significant competition for P&C insurance outsourcing services comes from policy and claims administration performed in-house by insurance companies. Insurers that fulfill some or all of their policy and claims administration needs in-house typically have made a significant investment in their information processing systems and may be less likely to utilize the Company's services. In addition, insurance company personnel have a vested interest in maintaining these responsibilities in-house.

     The market for flood zone determination services is dominated by the Company and several principal competitors, including First American Financial, TransAmerica, Chicago Title Corp. and Palma Lazar & Ulsh. The Company believes that the principal competitive factors in the market for flood zone determinations include price, quality and reliability of services, and response time.

     Certain of the Company's competitors in each of these markets have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company, including name recognition with current and potential customers. As a result, these competitors may devote more resources to the development, promotion and sale of their services or products than the Company and respond more quickly to emerging technologies and changes in customer requirements. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressure faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

EMPLOYEES

     As of February 28, 1999, the Company had 789 full-time and 33 part-time employees, consisting of 42 in sales and marketing, 581 in customer service and support, 141 in technical support, and 58 in management, administration and finance. None of the Company's employees is subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

ITEM 2.  PROPERTIES

     The following table sets forth certain information with respect to the principal facilities used in the Company's operations:

                                  SQUARE
LOCATION                           FEET            FUNCTIONS           LEASE EXPIRATION
--------                          ------           ---------           ----------------
St. Petersburg, Florida(1)......  76,700   Corporate Headquarters and  December 1999(2)
                                             Outsourcing
St. Petersburg, Florida(1)......   7,400   Outsourcing                 December 1999(2)
St. Petersburg, Florida(1)......   6,600   Flood Zone Determination    May 1999(3)
Norwalk, Ohio...................  12,400   Flood Zone Determination    August 1999(4)
Norwalk, Ohio...................  21,000   Flood Zone Determination    November 2002(4)
Dunedin, Florida................   5,200   Outsourcing                 February 2004

---------------

(1) Each of these facilities is leased or subleased from BIG.
(2) The Company has the option to renew each of these leases for an additional two-year period.
(3) The Company is currently negotiating with BIG to reassign this lease to BIG as of the summer of 1999. No assurances can be given that such assignment will occur.
(4) The Company has the option to renew each of these leases for an additional five-year period.

     The Company believes that its existing facilities and additional or alternate space available to it are adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in any pending legal proceedings other than routine litigation arising in the ordinary course of business. The Company does not believe that the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the Company's business, financial condition or results of operations.

     Bankers Insurance Company ("BIC"), a subsidiary of BIG, the Company's principal shareholder and customer, is currently subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from BIC's use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. In addition, BIC and certain of its employees (one of whom is now an officer of IMS and several of whom are now employees of the Company) have been subpoenaed on behalf of FEMA to produce documentation or testify in connection with its investigation of certain of BIC's cash management and claims processing practices. BIC is currently involved in discussions relating to the resolution of certain matters raised in the investigation. If the parties are unable to reach agreement in these matters, the United States could file suit under the False Claims Act and/or various common law and equitable theories. In the event either or both of these investigations or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss of or material decrease in the Company's business from BIC, which would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 17, 1998, the shareholders of the Company approved, by unanimous written consent, a one-for-two reverse split of the Company's Common Stock, effective as of December 17, 1998. No other matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of December 31, 1998 there were two executive officers who were not also directors of the Company. Kathleen M. Batson, age 56, has served as Senior Vice President of the Company and Insurance Management

Solutions, Inc., the Company's outsourcing subsidiary ("IMS"), since December, 1996. Mrs. Batson joined BIG in 1983 and most recently served as Senior Vice President of BIG from June, 1992 to December, 1996. Prior to such time, she was employed with Colonial Penn Insurance Company as Sales manager from 1977 to 1983. Mrs. Batson was the founding Director and Secretary and past President of the Flood Insurance Servicing Companies Association of America, Inc. and is a member of the national Write Your Own (WYO) Flood Marketing Committee and the Institute for Business and Home Safety Flood Committee. Kelly K. King, age 41, has served as Senior Vice President of the Company since January, 1999, as Treasurer and Chief Financial Officer of the Company since December, 1996 and as Secretary of the Company since May, 1998. He also served as Vice President of the Company from December, 1996 through January, 1999. Mr. King joined BIG in 1992 and served as Vice President and Chief Financial Officer from February, 1993 to October, 1997. Prior to 1992, he was employed in various capacities with Integon Insurance Corporation, NAC Re Corporation, A.M. Best Company and Kemper Group. He is a CPA and a Chartered Property Casualty Underwriter.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on The Nasdaq Stock Market's National Market System since the Company's initial public offering in February, 1999. The initial public offering price of the Common Stock was $11.00 per share. Prior to such time, there was no established public trading market for the Company's Common Stock. The total number of holders of record of the Company's Common Stock as of March 25, 1999 was approximately 18.

     In December, 1996, December, 1997 and June, 1998, the Company paid dividends of $1.0 million, $3.5 million and $1.1 million, respectively. The Company currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate declaring or paying any cash dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Board of Directors. Pursuant to a term loan agreement with a bank, Geotrac is subject to certain restrictions on its ability to pay dividends or make other distributions to the Company.

     Effective May 8, 1998, the Company declared a stock dividend of 40,000 shares of Common Stock for each share of Common Stock then outstanding, resulting in an increase in the outstanding capital stock of the Company to 20,000,000 shares of Common Stock.

     On July 31, 1997, the Company acquired a 49% equity interest in Old Geotrac for $6.75 million in cash. In July, 1998, the Company acquired the remaining 51% equity interest in Old Geotrac in exchange for (i) 524,198 shares of Common Stock (after giving effect to the reverse stock split described below), (ii) a promissory note in the principal amount of $1.5 million, and (iii) cash in the amount of $728,069. The transaction was effected pursuant to the merger of Old Geotrac into a wholly-owned subsidiary of the Company, with the surviving entity being known as "Geotrac of America, Inc." The issuance of shares of the Company's Common Stock pursuant to this merger is claimed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof.

     Effective December 17, 1998, the Company effected a one-for-two reverse split of its Common Stock, resulting in a decrease in the outstanding capital stock of the Company to 10,524,198 shares of Common Stock.

     Effective January 7, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Colonial Catastrophe from J. Douglas Branham and Felicia A. Rivas, husband and wife, in exchange for
(i) 154,545 shares of Common Stock, (ii) cash in the amount of $500,000, (iii) a promissory note in the principal amount of $500,000, and (iv) an additional payment of up to $300,000, payable in additional shares of Common Stock, based upon the net income before taxes of Colonial Claims for the year ending December 31, 1999. On January 15, 1999, Colonial Catastrophe Claims Corporation was merged into the acquiring subsidiary and the name of the acquiring subsidiary was changed to "Colonial Claims Corporation." The issuance of shares of the Company's Common Stock pursuant to this acquisition is claimed to be exempt from registration under the Securities Act pursuant to Rule 506 under Regulation D.

     The effective date of the Company's first registration statement filed under the Securities Act was February 10, 1999, and the Commission file number assigned to said registration statement was 333-57747. The offering commenced on February 10, 1999, and has terminated. The managing underwriters for the offering were Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc. Common Stock was the only class of securities registered.

     The Company registered 2,300,000 shares and sold 2,000,000 shares in the offering, and the aggregate price for the shares sold by the Company was approximately $22,000,000. The selling shareholder registered 1,552,500 shares and sold 1,350,000 shares in the offering, and the aggregate price for the shares sold by the selling shareholder was approximately $14,850,000.

     Expenses incurred by the Company from the effective date of the Securities Act registration statement to March 31, 1999 include actual offering expenses of $1,255,507 and the underwriters' discount of $1,540,000. No payments were made to directors, officers, general partners of the Company or their associates, to persons owning ten percent (10%) or more of any class of equity securities of the Company, or to affiliates of the Company. Notwithstanding the foregoing, certain officers and directors of the Company purchased an aggregate of 25,225 shares of Common Stock in the offering at a price per share equal to the initial public offering price per share, less the per share underwriting discounts and commissions.

     The net offering proceeds to the Company after deducting the expenses described in the preceding paragraph were approximately $19.2 million.

     From the effective date of the Securities Act registration statement to March 31, 1999, none of the net proceeds from the offering were used for construction of plant, building and facilities; purchase and installation of machinery and equipment; or purchase of real estate. The indebtedness that was repaid by the Company from the net proceeds received from the offering included:
(i) a $1,500,000 promissory note that was issued as partial consideration for the Geotrac Acquisition; (ii) various notes payable to bank totaling $2,107,889 that were used to fund fixed asset purchases and general corporate activities;
(iii) a $5,048,706 note payable to Heritage Hotel Holding Company that was used to repurchase Preferred Stock sold by Bankers Hazard Determination Services, Inc. in July 1997 to fund the purchase of the Company's 49% interest in Geotrac, Inc.; (iv) various notes payable to Southern Rental Leasing Company totaling $295,708 that were used to fund fixed asset purchases; (v) a $2,530,504 note payable to Bankers Insurance Company (including accrued interest of $177,080) used to fund fixed asset purchases; and (vi) $1,732,541 of the $7,054,996 in accounts, income taxes and note payable (including accrued interest) payable to BIG, as more fully described in the following paragraph. Except for the payments set forth in clauses (i), (iii), (v) and (vi) of the preceding sentence, no payments were made to directors, officers, general partners of the Company or their associates, to persons owning ten percent (10%) or more of any class of equity securities of the Company, or to affiliates of the Company.

     The Company did not receive any proceeds from the sale of shares of Common Stock by the Selling Shareholder in the offering. However, a wholly-owned subsidiary of the Selling Shareholder entered into a $12.0 million loan agreement with BIG which was funded using a portion of the net proceeds received by the Selling Shareholder. BIG, in turn, used a portion of such loan proceeds to satisfy a note payable (including accrued interest) to the Company which totaled $5,322,455. The Company, in turn, used the funds received from BIG, together with a portion of the net proceeds from the offering, to satisfy accounts, income taxes and note payable (including accrued interest) payable to BIG which totaled $7,054,996.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company." The following selected consolidated financial data of the Company as of and for the years ended December 31, 1995, 1996, 1997 and 1998 has been derived from the Company's audited consolidated financial statements. The historical information presented as of and for the year ended December 31, 1994 was derived from the unaudited financial statements of the Company. With respect to the unaudited financial information, the Company is of the opinion that all material adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position have been included. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                                YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                      1994     1995     1996      1997      1998
                                                     ------   ------   -------   -------   -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues
  Outsourcing services.............................  $1,861   $3,444   $ 5,125   $29,714   $38,058
  Flood zone determination services................   2,975    5,127     7,705     8,792    25,734
                                                     ------   ------   -------   -------   -------
          Total revenues...........................   4,836    8,571    12,830    38,506    63,792
                                                     ------   ------   -------   -------   -------
Expenses
  Cost of outsourcing services.....................   1,586    2,955     3,896    21,989    26,875
  Cost of flood zone determination services........   1,842    3,415     5,362     4,764    11,131
  Selling, general and administrative..............     990      804     1,121     3,026     8,381
  Management services from parent..................     362      725     1,054     2,344     3,260
  Deferred compensation (non-recurring item).......      --       --        --        --       728
  Depreciation and amortization....................     106      184       309       684     4,311
                                                     ------   ------   -------   -------   -------
          Total expenses...........................   4,886    8,083    11,742    32,807    54,686
                                                     ------   ------   -------   -------   -------
Operating income (loss)............................     (50)     488     1,088     5,699     9,106
Equity in earnings of Geotrac, Inc. (1)............      --       --        --       201        --
Minority interest (1)..............................      --       --        --        --      (473)
Interest income....................................      --       --        --        --       456
Interest expense (2)...............................     (48)     (72)      (75)     (378)   (2,194)
                                                     ------   ------   -------   -------   -------
Income (loss) before income taxes..................     (98)     416     1,013     5,522     6,895
Provision (benefit) for income taxes...............     (31)     162       396     2,112     3,042
                                                     ------   ------   -------   -------   -------
Net income (loss)..................................  $  (67)  $  254   $   617   $ 3,410   $ 3,853
                                                     ======   ======   =======   =======   =======
Net income (loss) per common share.................  $ (.01)  $  .03   $   .06   $   .34   $   .38
                                                     ======   ======   =======   =======   =======
Weighted average common shares outstanding.........  10,000   10,000    10,000    10,000    10,264
                                                     ------   ------   -------   -------   -------
Dividends declared on common stock (3).............  $   --   $   --   $ 1,000   $ 3,500   $ 1,100
                                                     ======   ======   =======   =======   =======

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                       1994     1995     1996     1997      1998
                                                      ------   ------   ------   -------   -------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficiency)........................  $ (146)  $ (141)  $ (425)  $  (148)  $(4,295)
Total assets........................................   1,311    2,649    3,441    19,532    39,902
Long-term debt, less current portion................     278      156      894     2,187     7,471
Notes payable -- affiliates, less current portion...      --       --       --        --     5,528
Preferred stock of subsidiary.......................      --       --       --     6,750        --
Total shareholders' equity..........................     125      529      260       170     8,689

---------------

(1) In 1997, the Company's investment in Geotrac was accounted for using the equity method of accounting, since the Company owned less than 50% and had a significant but not controlling influence. In July, 1998, the Company acquired the remaining 51% of Geotrac. As a result, the operations of Geotrac for the year ended December 31, 1998 are consolidated with that of the Company, with the portion of Geotrac's net income allocable to the 51% interest held by the majority stockholders prior to June 30, 1998 reflected as a minority interest.
(2) Dividends declared on Preferred Stock for the year ended December 31, 1997 and 1998 were $229,315 and $189,370, respectively, and are included in interest expense. See Note 8 to the Company's Consolidated Financial Statements.
(3) In December, 1996, December, 1997, and June, 1998, the Company paid dividends of $1.0 million, $3.5 million, and $1.1 million, respectively, to BIG. The Company currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate declaring or paying any cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

OVERVIEW

     Insurance Management Solutions Group, Inc. (together with its subsidiaries, the "Company") is a holding company that was incorporated in the State of Florida in December, 1996 by Bankers Insurance Group, Inc. (together with its subsidiaries, "BIG"), which contributed to the Company two of its wholly-owned operating subsidiaries, Insurance Management Solutions, Inc. ("IMS") and Bankers Hazard Determination Services, Inc. ("BHDS"), that were previously formed in August, 1991 and June, 1988, respectively. BIG is a diversified group of P&C insurance companies with premium writings in all fifty states. BIG's principal lines of business include flood, homeowners and automobile insurance lines. From 1994 to 1998, BIG experienced substantial growth in total written premiums from $131 million to $284 million.

     Prior to 1997, the Company's outsourcing services principally related to information technology services provided to BIG on a cost reimbursement basis. In 1997, the Company entered into service arrangements with BIG to provide a broader menu of outsourcing services. These services primarily consisted of policy and claims administration (including policy issuance, billing and collection functions, claims adjusting and processing) and information technology services provided for BIG's flood and homeowners insurance lines of business. Revenues for these services were derived based on a percentage of direct written premiums for policy administration services and direct paid claims for claims administration services. The Company also provided claims administration services for BIG's other insurance lines, excluding flood and homeowners, on a cost reimbursement basis in 1997.

     Effective January 1, 1998, the Company entered into written service agreements with BIG which modified the existing arrangements to (i) expand the services provided by the Company to include policy administration for certain automobile lines of business, (ii) recognize claims outsourcing revenue based not on a cost reimbursement basis, but rather on a percentage of earned premiums and, with respect to certain types of claims, a percentage of incurred losses, and (iii) implement a change in fee structure from a percentage of incurred loss to a percentage of earned premiums with respect to homeowners claims services. These changes were negotiated in order to effect more uniform revenue recognition. To obtain BIG's agreement to such changes, the Company, in turn, agreed to the revised fee structure with respect to homeowners claims services. BIG presently accounts for approximately 95% of the Company's outsourcing services revenues and is expected to continue to account for a significant majority of the Company's outsourcing revenues in the near future.

     Outsourcing service revenues are principally derived from written and earned insurance premiums. Such premiums are affected by seasonal fluctuations in volume of new and renewal policies received. Outsourcing service revenues generated from the flood and homeowners lines of business increase in the late second quarter and peak during the third quarter in conjunction with home sales. In the Company's experience, increased levels of flood insurance purchases occur in the Southeastern United States during the second and third quarters in anticipation of the onset of the hurricane season.

     Federal residential flood insurance rates are set by FEMA and are the same for all flood insurance carriers. Consequently, policyholder retention is typically dependent upon the quality of customer service being offered. Higher retention or renewal rates provide more consistent recurring revenues. Flood insurance carriers often utilize independent agents to sell their product. Competing flood insurance carriers offering more attractive commissions to such agents pose a significant risk for declines in business.

     During periods of peak demand for flood and homeowners insurance, the number of policies waiting to be issued increases. This backlog represents future service fee income to be earned, generally within one month.

     Flood zone determination revenues, which are recognized as services are performed, are cyclically impacted by both changes in mortgage interest rates and trends in home sales.

     The cost of outsourcing services primarily includes wages and related benefits associated with personnel who perform policy and claims administration services, as well as postage and telephone charges, data processing and other direct costs associated with providing service to customers.

     Cost of flood zone determination services primarily includes wages and related benefits associated with personnel who perform flood zone determination services, telephone expenses, general liability insurance, data processing and other direct costs associated with providing service to customers. Due to the ongoing automation of the Company's flood zone database, a gradual increase in the number of automated flood zone determinations, versus manually determined flood zones, has occurred. Automated flood zone determinations cost less for the Company to perform than manually generated determinations.

     Selling, general and administrative expenses include the wages and related benefits of sales and marketing, executive, finance and accounting personnel, as well as other general operating costs. In addition, wages and related benefits of the management staff of each processing department (i.e. Customer Service, Claims, and Information Services) are included in selling, general and administrative expenses.

     Management services from Parent have historically been charged to the Company under a management agreement with BIG for common costs that are incurred by BIG and allocated to its affiliated companies. These common costs include human resources, legal, corporate planning and communications, cash management, certain executive management and rent. Allocation of the management services is based on employee head counts and estimates of time incurred, which management believes to be a reasonable basis of allocation.

     The Company presently purchases certain services, including human resources, internal audit and legal services, from BIG. If the Company develops the capability to provide these services internally, certain sales and administrative support costs may fluctuate.

     In 1997, the Company's investment in Geotrac was accounted for using the equity method of accounting, since the Company owned less than 50% and had a significant but not controlling influence. In July, 1998, the Company acquired the remaining 51% of Geotrac. As a result, the operations of Geotrac for the year ended December 31, 1998 are consolidated with that of the Company, with the portion of Geotrac's net income allocable to the 51% interest held by the majority stockholder prior to June 30, 1998 reflected as a minority interest.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected operating results of the Company as a percentage of total revenues:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1996    1997    1998
                                                              -----   -----   -----
REVENUES
  Outsourcing services......................................   39.9%   77.2%   59.7%
  Flood zone determination Services.........................   60.1    22.8    40.3
                                                              -----   -----   -----
          Total revenues....................................  100.0   100.0   100.0
                                                              -----   -----   -----
EXPENSES
  Cost of outsourcing services..............................   30.4    57.1    42.2
  Cost of flood zone determination services.................   41.8    12.4    17.4
  Selling, general and administrative.......................    8.7     7.8    13.1
  Management services from Parent...........................    8.2     6.1     5.1
  Deferred compensation (non-recurring item)................     --      --     1.1
  Depreciation and amortization.............................    2.4     1.8     6.8
                                                              -----   -----   -----
          Total expenses....................................   91.5    85.2    85.7
                                                              -----   -----   -----
Operating income............................................    8.5    14.8    14.3
Equity in earnings of Geotrac, Inc..........................     --     0.5      --
Minority interest...........................................     --      --    (0.7)
Interest income.............................................     --      --     0.7
Interest expense............................................   (0.6)   (1.0)   (3.5)
                                                              -----   -----   -----
Income before income taxes..................................    7.9    14.3    10.8
Provision for income taxes..................................    3.1     5.5     4.8
                                                              -----   -----   -----
Net income..................................................    4.8%    8.8%    6.0%
                                                              =====   =====   =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     Outsourcing Services Revenues. Outsourcing services revenues increased $8.3 million, or 28.1%, to $38.0 million in 1998 from $29.7 million in 1997. The increase was primarily attributable to (i) the expansion of the services provided to BIG to include policy administration for certain of BIG's automobile lines of insurance, (ii) the change in fee structure for claims administration (excluding BIG's flood and homeowners lines) from a cost reimbursement basis to a percentage of earned premium and, in certain instances, incurred losses, (iii) increased services provided to BIG due to the growth in the volume of BIG's flood insurance business, and (iv) a substantial influx of claims fee income during the fourth quarter of 1998 associated with the settlement of flood and wind damage claims resulting from Hurricane Georges in late September, 1998. The increase was partially offset by the revised fee structure pertaining to policy administration and claims administration for BIG's homeowners insurance line.

     Flood Zone Determination Services Revenues. Flood zone determination services revenues increased $16.9 million, or 192.7%, to $25.7 million in 1998 from $8.8 million in 1997. The revenue growth was primarily attributable to the inclusion of the consolidated revenues of both Geotrac and BHDS for 1998 as compared with the revenues of BHDS only for 1997. This was partially offset by a continued decline in the volume of flood zone determinations performed in the second half of 1998 as the demand for refinancing of existing mortgage loans decreased.

     Cost of Outsourcing Services. Cost of outsourcing services increased $4.9 million, or 22.2%, to $26.9 million in 1998 from $22.0 million in 1997. The increase in cost of outsourcing services was primarily attributable to (i) increases in staffing due to the expansion of the services provided to BIG to include policy administration for certain of BIG's automobile lines of insurance, (ii) increases in information services personnel costs due to additions to staff, (iii) increased services provided to BIG due to the growth in the volume of BIG's insurance business and (iv) the Company assuming responsibility for claims costs for independent adjusters and appraisers that were previously borne by BIG. These increases were partially offset by a decrease in the lease cost of fixed assets that were purchased by the Company from BIG on April 1, 1998. Prior to April 1, 1998, the depreciation for such equipment, which totaled $282,015 and $762,260 during 1998 and 1997, respectively, was charged to the Company under an arrangement similar to an operating lease and is included in cost of outsourcing services. Such costs are now included in depreciation and amortization.

     Cost of Flood Zone Determination Services. Cost of flood zone determination services increased $6.4 million, or 133.7%, to $11.1 million in 1998 from $4.8 million in 1997. The increase in cost of flood zone determinations was primarily attributable to the inclusion of the consolidated expenses of both Geotrac and BHDS for 1998 as compared with the expenses of BHDS only for 1997. As a percentage of flood zone determination services revenue, the decrease in cost of flood zone determination services resulted primarily from a reduction during 1998 of approximately $822,000 in insurance costs due to the Company terminating its insurance policy associated with its life or loan program effective June 1, 1998. Consequently, from such date forward, the Company deferred a portion of each life of loan fee received in order to account for its obligation to perform future flood zone redeterminations.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased $5.4 million, or 176.9%, to $8.4 million in 1998 from $3.0 million in 1997. The increase is primarily related to additional wages and related benefits associated with adding executive management, accounting, sales and marketing and other administrative staff during 1998 to support the Company's expanded operations, as well as the inclusion of the consolidated expenses of both Geotrac and BHDS for 1998 as compared with the expenses of BHDS only for 1997.

     Management Services from Parent. Management services from Parent increased $916,000, or 39.1%, to $3.3 million in 1998 from $2.3 million in 1997. The increase is primarily related to the Company's portion of an employment practices judgment totaling approximately $400,000 rendered in the third quarter of 1998 and an increase in management services provided to the Company due to the Company's expanded operations. Such increased services primarily include agency accounting, audit services, cash management services and legal services.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.6 million, or 530.6%, to $4.3 million in 1998 from $684,000 in 1997 primarily as a result of depreciation related to assets consisting of telephone equipment and computer hardware and software, transferred and assigned to the Company in April, 1998 for use in its business. Prior to April 1, 1998, the depreciation for such equipment, which totaled $282,015 and $762,260 during 1998 and 1997, respectively, was charged to the Company under an arrangement similar to an operating lease and is included in cost of outsourcing services. Also, 1998 reflects amortization of additional goodwill related to the purchase of the remaining 51% of Geotrac in July, 1998, as well as amortization of goodwill and depreciation related to the inclusion of both Geotrac and BHDS for 1998 as compared with the expenses of BHDS only for 1997.

     Equity in Earnings of Geotrac, Inc. During July, 1997, the Company purchased a 49% interest in Old Geotrac. Equity in earnings of Old Geotrac contributed $201,009 to the Company in 1997. During 1998, Geotrac was shown on a consolidated basis.

     Provision for Income Taxes. The Company's effective income tax rates were 44.1% and 38.3%, in 1998 and 1997, respectively. Income before income taxes in 1998, excluding minority interest, resulted in an effective income tax rate of 41.3%. This effective rate reflects the impact of a minority interest presented net of tax and other items discussed in Note 10 to the Consolidated Financial Statements of the Company.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     Outsourcing Services Revenues. Outsourcing services revenues increased $24.6 million, or 479.8%, to $29.7 million in 1997 from $5.1 million in 1996. During 1997, outsourcing services revenue was generated primarily from the Company's service agreements with BIG to provide policy and claims administration related to its flood and homeowners insurance programs. In addition, during 1997, the Company provided claims administration services on a cost reimbursement basis for most of BIG's other lines of business, excluding flood and homeowners. During 1996, the Company provided only information technology services to its affiliated companies on a cost reimbursement basis.

     Flood Zone Determination Services Revenues. Flood zone determination services revenues increased $1.1 million, or 14.1%, to $8.8 million in 1997 from $7.7 million in 1996. The increase in revenues was due to the increase in determinations performed, offset by a decrease of approximately 6.0% in the average fee per determination as a result of competitive pressures.

     Cost of Outsourcing Services. Cost of outsourcing services increased $18.1 million, or 464.4%, to $22.0 million in 1997 from $3.9 million in 1996. The increase was primarily the result of the transfer of various policy and claims administration units from BIG to the Company, as well as upward pressure on salaries resulting from continued competition for qualified employees.

     Cost of Flood Zone Determination Services. Cost of flood zone determination services decreased $598,000, or 11.2%, to $4.8 million in 1997 from $5.4 million in 1996. As a percentage of flood zone determination services revenue, cost of flood zone determination services decreased from 69.6% in 1996 to 54.2% in 1997. The decrease was primarily the result of reduced insurance cost of approximately $800,000 related to the Company's life-of-loan program due to favorable loss experience under the life of loan program. The cost savings during 1997 under this program was partially offset by increases in personnel to process the increased volume of flood zone determinations.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1.9 million, or 169.9%, to $3.0 million in 1997 from $1.1 million in 1996. The increase was primarily related to additional wages and related benefits associated with adding executive management, accounting, sales and marketing and other administrative staff during 1997 to support the Company's expanded operations.

     Management Services from Parent. Management services from Parent increased $1.3 million, or 122.4%, to $2.3 million in 1997 from $1.1 million in 1996. The increase is primarily related to the expansion of the Company's services during 1997 to include policy and claims administration. Prior to 1997, the Company mainly provided data processing services to its affiliates. The expansion of services resulted in a significant need for additional space and human resource services, which were included in the management services allocation.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $375,000, or 121.1%, to $684,000 in 1997 from $309,000 in 1996 primarily as a result of upgrading existing data processing equipment.

     Interest Expense. Interest expense increased $303,000 or 402.5%, to $379,000 in 1997 from $75,000 in 1996 as a result of increased borrowings used to fund the Company's capital expenditures.

     Equity in Earnings of Geotrac, Inc. During July 1997, the Company purchased a 49% interest in Old Geotrac. Equity in earnings of Old Geotrac contributed $201,000 to the earnings of the Company in 1997.

     Provision for Income Taxes. The Company's effective income tax rates were 38.3% and 39.1% in 1997 and 1996, respectively. Income before provision for income taxes for 1997, excluding the equity in earnings of Old Geotrac, resulted in an effective income tax rate of 39.7%. The equity in earnings in Old Geotrac are presented net of tax.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations through cash generated from operations and receipt of service fees advanced from BIG. Bank borrowings have been used to finance fixed asset purchases. Net cash provided by operating activities during 1996, 1997 and 1998 was $963,000, $7.7 million and $2.4 million, respectively. The significant increase in net cash provided by operating activities in 1997 was primarily attributable to the increased level of net income, employee-related accrued expenses and income taxes payable to BIG.

     Net cash used in investing activities during 1996, 1997 and 1998 was $1.0 million, $8.2 million and $237,000, respectively. In July 1997, BHDS issued $6.75 million in non-cumulative, 8% Preferred Stock. The proceeds from the sale of the Preferred Stock were used to fund the purchase of the Company's 49% interest in Old Geotrac. In May 1998, the Company repurchased the outstanding Preferred Stock in exchange for a note. The note is currently payable in its entirety on August 25, 2002 and accrues interest at a rate of 8.566%. A portion of the net proceeds from the initial public offering was used to repay the note.

     Net cash provided by (used in) financing activities during 1996, 1997 and 1998 was $12,000, $681,000 and $(425,000), respectively. During 1996, 1997 and
1998, the Company paid cash dividends to BIG totaling $1.0 million, $3.5 million and $1.1 million, respectively. Additionally, during 1998, the Company repaid $5.3 million in debt. Net advances (from) to BIG were $(35,000), $(5.1) million and $6.7 million during 1996, 1997 and 1998, respectively.

     At December 31, 1997 and 1998 amounts due from BIG totaled $8.8 million and $5.8 million, respectively. At the same dates, amounts due to BIG (including income tax payable to BIG), totaled $5.1 million and $1.7 million, respectively. In addition, at December 31, 1998, notes payable to BIG totaled $8.1 million. All intercompany balances were subsequently repaid either from a portion of the proceeds received by the Company in the initial public offering or from funds received from BIG from proceeds made available to BIG by a subsidiary of the selling shareholder in the offering. The Company maintained a zero balance account arrangement with BIG through June, 1998. As a result of this funding arrangement, the Company has a negative cash balance for financial reporting purposes at December 31, 1997 representing checks that have been issued but that have not yet been presented to the bank for payment. This arrangement was discontinued in June, 1998.

     The Company believes that cash flows from operations and net proceeds from its initial public offering completed in February, 1999 will not only satisfy working capital needs for 1999 but will also be sufficient to retire or redeem most existing debts of the Company. Unanticipated rapid expansion, business or systems development, or potential acquisitions may cause the Company to require additional funds. In addition, prior to the initial public offering, the Company at times relied upon advances against the service fees it charges its affiliates to support working capital needs, which included payroll, particularly with respect to certain members of the management team who had previously allocated or divided their duties between the Company and the affiliates. Since the initial public offering, the Company has discontinued this practice. The Company is in the process of negotiating a revolving line of credit with a bank that will be used to refinance existing debt and to provide bridge financing for working capital or acquisition needs. The Company identifies and assesses, in the normal course of its business, technologies or businesses which it believes to strategically fit its business plan. The Company has no current commitments with respect to any such transaction. The Company may, however, enter into such transactions should opportunities present themselves in the future.

YEAR 2000 COMPLIANCE

     The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to Year 2000 and beyond, and the inability of non-information technology systems to function properly when the Year 2000 arrives.

     Information concerning the Company's (1) state of readiness, (2) cost of addressing Year 2000 issues, (3) risk of Year 2000 issues, and (4) contingency plans is provided below. The discussion is divided into two parts: the first addresses the Company's outsourcing operations, and the second addresses the Company's flood zone determination operations.

     Outsourcing Operations. With respect to both information technology ("IT") and non-information technology ("non-IT") systems associated with its outsourcing operations, the Company has developed a detailed Year 2000 Project Plan (the "Plan") and is in the process of carrying out the Plan. An independent accounting firm has been engaged to validate the Plan. The Plan calls for testing, validation and modification of the Company's systems in order to ensure Year 2000 compliance. For IT hardware systems, the Plan addresses the Year 2000 Problem with respect to: production servers; imaging servers; communication servers;

development servers; Q&A servers; wide-area network and network infrastructure; AS/400 processors and tape drives; desk-top personal computers; telecommunications equipment, including voice, fax and modems; and printers. For IT software systems, this Plan addresses the Year 2000 Problem with respect to:
AS/400 operating and applications systems; personal computer applications software, including spreadsheets, "macros," "uploads" and "downloads"; and electronic forms. Testing has commenced and is expected to continue through the first three quarters of 1999. The Company is already issuing policies with terms extending beyond the Year 2000 and believes it will not experience any difficulty in processing business on its core processing systems.

     For non-IT Systems, the Plan provides for testing of elevators, generators, utilities, card key access, alarms, uninterrupted power source, air conditioning/heating units and thermostats. Non-IT systems testing is underway and is expected to be completed during the third quarter of 1999.

     The Plan also provides for certification of Year 2000 compliance by the Company's business partners. Such partners provide office supplies, paper supplies, copy center support, off-site tape management and disaster recovery services. The Plan also provides for detailed questionnaires and follow-up letters to be sent to all outside software vendors requiring responses, and ultimately certification, as to their Year 2000 readiness. A review of these responses by Company management will lead to decisions regarding the retention or replacement of vendors and/or their products. Such decisions are expected to be made prior to June 30, 1999. The Company will replace such vendors and products if it believes their state of Year 2000 readiness poses a risk to the Company sufficient to warrant doing so. The Company does not anticipate any difficulty in securing adequate replacements for such vendors or products.

     Costs associated with addressing the Year 2000 Problem were immaterial prior to 1998. For internally built applications software, the Company has consistently accounted for the Year 2000 date as a normal part of program development. Nearly all costs associated with addressing the Year 2000 Problem are internal expenses, with the exception of the costs of engaging the independent accounting firm. The Company currently estimates direct costs associated with addressing the Year 2000 Problem for its outsourcing operations to be in the range of $300,000 to $400,000. The Company does not anticipate the total replacement of any core system. In the event an outside vendor's software is targeted for replacement, the Company may incur additional costs relating to the purchase price of new software (which may be inflated if demand is high), conversion of data to the new system, and training of personnel on the new system. Management does not expect these costs to materially adversely affect the Company's business or financial condition.

     The most reasonably likely worse case scenario for the Company's outsourcing operation is the possibility that the Company will be required to process manually applications for insurance, which will result in increased costs of issuing insurance policies. Manually-processed applications would increase data entry and also increase customer service intervention as representatives of the Company seek to obtain complete and accurate customer information in order to issue correct insurance policies. These increased responsibilities may require overtime on the part of customer service representatives and supervisors. Moreover, the Company may be required to perform additional internal cash processing if its lockbox vendor is required to operate in a manual environment. The flood insurance product may require manual flood zone searches in lieu of automatic determinations in the event such automated flood zone processes become unavailable. In addition, the Company may be required, for a period of time, to issue manual checks for return premiums, claims payments and producers' commissions as well as to perform manual policy assembly. Such activities may result in a substantial increase in overtime wages for a significant percentage of the Company's workforce as well as require the addition of a significant number of temporary employees. Non-computer generated forms, manual check stock, retrieval of physical records rather than electronic facsimiles and manual processing would supplant computer processing until such systems are adapted to address the Year 2000 Problem. Risks associated with a manual environment as described above could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company will develop a contingency plan to deal with situations which may require manual processing. This plan, expected to be developed in the first half of 1999, will incorporate each processing department's needs in the event it must convert to manual systems from automated systems. Such needs may include overtime hours, temporary employees, additional space, paper forms in replacement of computer-generated forms, blank paper stock, physical file space, additional copiers and fax machines, additional equipment, greater support for data reconciliation and cash reconciliation processes in the absence of computer-generated production data, and greater use of fiche and fiche readers.

     Flood Zone Determination Operations. The Company has also adopted a detailed plan (the "Project Plan") to address the Year 2000 Problem with respect to its flood zone determination operations. The Project Plan also calls for testing, validation and modification of the IT and non-IT systems associated with the Company's flood zone determination operations in order to ensure Year 2000 compliance.

     For IT hardware systems, the Project Plan addresses the Year 2000 Problem with respect to: IBM AS/400 processors and tape drives; production servers; communication servers; development servers; wide area network and network infrastructure hardware; modems; printers; tape drives; desktop personal computers; and fax servers. For IT software systems, the Plan addresses the Year 2000 Problem with respect to: network operating systems; software development packages and third-party vendor software packages; in-house developed software packages; GeoCompass(R), the Company's flood zone determination electronic ordering and delivery package; and GMaS internal production routing.

     The Company has reviewed and validated the Year 2000 compliance of the IBM AS/400 business system used in its flood zone determination operations. This process involved reviewing all internally developed application code, modules, databases, and reports for correct date handling, changing all date fields to handle the four digit century format, and upgrading the operating system to the Year 2000 compliant version. The Company's internally developed GeoCompass(R) and GMaS software packages have also been assessed for Year 2000 readiness. Updated versions of such software that are Year 2000 compliant are expected to be put into service during the second quarter of 1999. Of the Company's flood zone determination network operating systems, the Company has determined that certain versions are not Year 2000 compliant. These versions are expected to be upgraded in the second quarter of 1999 The Company is in the process of having its other flood zone determination hardware and software components validated for Year 2000 compliance by the vendors that supply those products.

     The non-IT systems used in the Company's flood zone determination operations include: internal telephone systems, auxiliary power supplies, security systems, environmental control systems, and postal equipment. The Company has contacted the various vendors providing such systems regarding validation of their systems. This project is expected to be completed by July 31, 1999.

     Testing methodology of existing internal systems includes the identification of programs and Year 2000 critical dates for date rollover testing. An initial test was completed in February, 1999 of a mirrored production environment. This environment tested AS/400 applications, communication and data transfer systems, electronically generated faxes and data files, LAN and WAN connections, and production flow within the Company. All tests will be documented, errors corrected and retested before verification can be signed-off.

     The Company has a number of flood zone determination clients with which it electronically exchanges data. The clients that use a proprietary method for communicating data have been contacted by the Company regarding their need to upgrade their interfaces. Most of the Company's flood zone determination clients utilize its Compass product line. Version 3.x of that software has been tested and verified for Year 2000 compliance. Users of non-compliant versions of such software are expected to be upgraded to Year 2000 compliant versions by September 30, 1999.

     The Company estimates that, to date, it has spent approximately $150,000 in time and materials (computing costs, network and telephone support, office supplies, programming support and project coordination) in executing its Project Plan with respect to its flood zone determination operations. The Company anticipates that it will cost an additional $100,000 to address the Year 2000 Problem with respect to these operations. Nearly all costs, whether incurred or to be incurred, are internal to the Company. The Company does not anticipate the total replacement of any core system. In the event an outside vendor's software is targeted for replacement, the Company may incur additional costs relating to acquisition of replacement software, conversion of data, and personnel training. Management does not expect these costs to materially adversely affect the Company's business or financial condition.

     The most reasonably likely worst case scenario for the Company's flood zone determination operations is the possibility that the Company will be unable to electronically exchange data with its clients. Such circumstances would require the Company to revert to manually exchanging requests for searches and remitting completed determinations to clients. This increase in manual operations would likely result in significant increases in the cost of clerical support (temporary employees), data entry (overtime wages), paper supplies, fax machines and telephone customer service support (overtime wages). Moreover, the inability to electronically exchange data with certain clients could result in a material loss of revenue.

     The Company is in the process of developing a contingency plan relating to manual preparedness in the event of the impairment of its flood zone determination IT systems. This plan involves construction of adequate staffing models that provide an accurate indication of the number of additional employees required to process determinations manually on a short-term basis. The plan also addresses potential alternative forms of data exchange, such as faxes and data tapes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) are not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Company and its independent certified public accountants' report are set forth on pages 34 through 59 of this report:

        Report of Independent Certified Public Accountants.
        Consolidated Balance Sheets as of December 31, 1997 and 1998. Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998.
        Consolidated Statement of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998.
        Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.
        Notes to Consolidated Financial Statements.

     The following financial statements of Geotrac, Inc. (formerly YoSystems, Inc.) ("Old Geotrac") and its independent certified public accountants' report are set forth on pages 60 through 72 of this report:

        Report of Independent Certified Public Accountants.
        Balance Sheet as of December 31, 1997.
        Statement of Income for the year ended December 31, 1997.
        Statement of Shareholders' Equity for the year ended December 31, 1997. Statement of Cash Flows for the year ended December 31, 1997.
        Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information to be set forth under the caption "Item 1: Election of Directors" in the Company's Proxy Statement, dated on or about April 12, 1999, for the Annual Meeting of Shareholders to be held May 25, 1999 (the "Proxy Statement"), and the information to be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference. The information set forth under "Executive Officers of the Registrant" in Part I hereof is also incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information to be set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference; provided, however that the Company specifically excludes from such incorporation by reference any information set forth under the captions "Compensation Committee Report on Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership of certain beneficial owners and management to be set forth under the caption "Principal Shareholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information to be set forth under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report:

          (1) Financial Statements.

           Insurance Management Solutions Group, Inc. Consolidated Financial Statements.
           Report of Independent Certified Public Accountants.
           Consolidated Balance Sheets as of December 31, 1997 and 1998. Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998.
           Consolidated Statement of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998.
           Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.
           Notes to Consolidated Financial Statements.

           Geotrac, Inc. (formerly YoSystems, Inc.) Financial Statements. Report of Independent Certified Public Accountants.
           Balance Sheet as of December 31, 1997.
           Statement of Income for the year ended December 31, 1997. Statement of Shareholders' Equity for the year ended December 31,
              1997.
           Statement of Cash Flows for the year ended December 31, 1997. Notes to Financial Statements.

          (2) Financial Statement Schedules.

           None.

          (3) Exhibits.

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  3.1      --  Amended and Restated Articles of Incorporation of Insurance
               Management Solutions Group, Inc.*
  3.2      --  Amended and Restated Bylaws of Insurance Management
               Solutions Group, Inc*
  4.1      --  Specimen certificate for the Common Stock of Insurance
               Management Solutions Group, Inc.*
 10.1      --  Employment Agreement, dated August 10, 1998, between David
               K. Meehan and Insurance Management Solutions Group, Inc.*
 10.2      --  Insurance Management Solutions Group, Inc. Long Term
               Incentive Plan.*
 10.3      --  Insurance Management Solutions Group, Inc. Non-Employee
               Directors' Stock Option Plan.*
 10.4      --  Snell Arcade Building Lease, dated May 15, 1996, between
               Snell Arcade Limited Company and Bankers Insurance Group,
               Inc., as revised and assigned to Insurance Management
               Solutions Group, Inc., effective January 1, 1998.*
 10.5      --  Bankers Building -- 5th Street North Lease Agreement, dated
               January 1, 1997, between Bankers Insurance Group, Inc. and
               Insurance Management Solutions Group, Inc.*
 10.6      --  Bankers Financial Center Lease Agreement, dated January 1,
               1997, between Bankers Insurance Company and Insurance
               Management Solutions Group, Inc.*
 10.7      --  Lease, dated September 2, 1994, between DanYo LLC (as
               successor to Sandan) and SMS Geotrac, Inc.*
 10.8      --  Indenture of Lease, dated September 23, 1994, between
               Southview Business Center, Ltd., an Ohio limited
               partnership, and SMS Geotrac, Inc., including Addendum I,
               dated March 20, 1995, and Addendum II, dated December 8,
               1995.*
 10.9      --  Master Equipment Lease Agreement, dated May 11, 1995, and executed on May 15, 1995, between National City Leasing
               Corporation and SMS Geotrac, Inc.*
 10.10     --  Term Lease Master Agreement, dated June 30, 1995, between
               IBM Credit Corporation and SMS Geotrac, Inc.*
 10.11     --  Employee Leasing Agreement, dated May 19, 1998, between
               Bankers Insurance Company and Insurance Management Solutions
               Group, Inc.*
 10.12     --  Administration Services Agreement, dated January 1, 1998, between Bankers Insurance Group, Inc. and Insurance
               Management Solutions Group, Inc., including Addendum to
               Administration Services Agreement, dated December 2, 1998
               and effective January 1, 1998, and Addendum to
               Administration Services Agreement, effective January 1,
               1999.*
 10.13     --  Service Agreement, dated January 1, 1998, between Insurance
               Management Solutions, Inc. and Bankers Insurance Company,
               including Addendum dated April 1, 1998 and form of Addendum to Service Agreements effective January 1, 1999.*
 10.14     --  Service Agreement dated January 1, 1998 between Insurance
               Management Solutions, Inc. and Bankers Security Insurance
               Company, including form of Addendum to Service Agreements
               effective January 1, 1999.*
 10.15     --  Service Agreement dated January 1, 1998 between Insurance
               Management Solutions, Inc. and First Community Insurance
               Company, including form of Addendum to Service Agreements
               effective January 1, 1999.*
 10.16     --  Vendor Flood Insurance Agreement, dated January 1, 1996, between Insurance Management Solutions, Inc. (as successor to Insurance Management Information Services, Inc.) and
               Mobile USA Insurance Company, Inc.*
 10.17     --  Vendor Flood Insurance Agreement, dated November 10, 1995, between AAA Auto Club South Insurance Company and Insurance
               Management Information Services, Inc.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 10.18     --  Flood Insurance Program Services Agreement by and among
               Insurance Management Information Services, Inc., American
               Alternative Insurance Corporation, and Corporate Insurance
               Agency Services.*
 10.19     --  Loan and Security Agreement, dated July 31, 1997, between
               Huntington National Bank, YoSystems, Inc. and SMS Geotrac,
               Inc.*
 10.20     --  Pledge and Security Agreement, dated May 8, 1998, by
               Insurance Management Solutions Group, Inc. in favor of South
               Trust Bank, N.A.*
 10.21     --  Agreement and Plan of Merger, dated May 12, 1998, by and among Geotrac, Inc., Insurance Management Solutions, Inc.,
               Daniel J. and Sandra White, Bankers Insurance Group, Inc.
               and Bankers Hazard Determination Services, Inc.*
 10.22     --  Employment Agreement, dated July 31, 1998, between Geotrac of America, Inc. (as successor to Geotrac, Inc.) and Daniel
               J. White.*
 10.23     --  Term Lease Master Agreement, dated August 6, 1996, between
               IBM Credit Corporation and Bankers Insurance Company,
               assigned by Bankers Insurance Company to Insurance
               Management Solutions, Inc., effective April 1, 1998,
               pursuant to Sales and Assignment Agreement, dated May 6,
               1998.*
 10.24     --  Sales and Assignment Agreement, dated May 6, 1998, by and between Insurance Management Solutions Group, Inc.,
               Insurance Management Solutions, Inc., Bankers Insurance
               Group, Inc., Bankers Insurance Services, Inc., Bankers Life
               Insurance Company, Southern Rental & Leasing Corporation,
               Bankers Insurance Company and Insurance Management
               Information Services, Inc.*
 10.25     --  Software Maintenance and Enhancement Agreement, dated
               January 7, 1997 between Systems Integration and Imaging
               Technologies Incorporated and Insurance Management
               Information Services, Inc.*
 10.26     --  Corporate Governance Agreement, dated July 31, 1998, between
               Geotrac, Inc., Daniel J. White and Insurance Management
               Solutions Group, Inc.*
 10.27     --  Tax Indemnity Agreement dated July 31, 1998 between Bankers
               Insurance Group, Inc., Insurance Management Solutions Group,
               Inc. and Daniel J. and Sandra White.*
 10.28     --  Flood Insurance Agreement, dated January 6, 1998, between
               First Community Insurance Company and Keystone Insurance
               Company.*
 10.29     --  Marketing Agreement, dated November 14, 1997, between First
               Community Insurance Company and Nobel Insurance Company.*
 10.30     --  Flood Insurance Agreement, dated February 11, 1998, between
               First Community Insurance Company and Horace Mann Insurance
               Company.*
 10.31     --  Promissory Note dated April 1, 1998, from Insurance
               Management Solutions, Inc. to Bankers Insurance Company in
               the principal amount of $2,353,424.42.*
 10.32     --  Promissory Note dated April 1, 1998, from Insurance
               Management Solutions, Inc. to Southern Rental & Leasing
               Corporation in the principal amount of $448,749.95.*
 10.33     --  Promissory Note dated May 8, 1998, from Insurance Management
               Solutions Group, Inc. to Heritage Hotel Holding Company in
               the principal amount of $6,750,000, as amended.*
 10.34     --  Note dated December 30, 1994, from Insurance Management
               Solutions, Inc. (as successor to Bankers Data Center, Inc.)
               to First of America Bank -- Florida F.S.B. in the principal amount of $200,000.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 10.35     --  Loan Agreement dated December 30, 1994, between First of
               America Bank -- Florida F.S.B., Geotrac, Inc. (as successor to National Flood Certification Services, Inc.), Southern
               Rental & Leasing Corporation, Insurance Management
               Solutions, Inc. (as successor to Bankers Data Center, Inc.)
               and Bankers Insurance Group, Inc.*
 10.36     --  Security Agreement dated December 30, 1994, by Insurance
               Management Solutions, Inc. (as successor to Bankers Data
               Center, Inc.) in favor of First of America Bank -- Florida
               F.S.B.*
 10.37     --  Note dated December 30, 1994, from Geotrac of America, Inc.
               (as successor to Geotrac, Inc. and National Flood
               Certification Services, Inc.) to First of America
               Bank -- Florida F.S.B. in the principal amount of $60,000.*
 10.38     --  Security Agreement dated December 30, 1994, by Geotrac of
               America, Inc. (as successor to Geotrac, Inc. and National
               Flood Certification Services, Inc.) in favor of First of
               America Bank -- Florida F.S.B.*
 10.39     --  Note dated December 30, 1996, from Geotrac of America, Inc.
               (as successor to Bankers Hazard Determination Services,
               Inc.) to First of America Bank -- Florida F.S.B. in the
               principal amount of $245,000.*
 10.40     --  Note dated December 30, 1996, from Insurance Management
               Solutions, Inc. (as successor to Insurance Management
               Information Services, Inc.) to First of American
               Bank -- Florida FSB in the principal amount of $809,000.*
 10.41     --  Loan Agreement dated December 30, 1996, between First
               America Bank -- Florida F.S.B., Geotrac of America, Inc. (as
               successor to Bankers Hazard Determination Services, Inc.),
               Bankers Insurance Group, Inc., Bankers Risk Management
               Services, Inc., Bankers Underwriters, Inc., Insurance
               Management Solutions, Inc. (as successor to Insurance
               Management Information Services, Inc.), Southern Rental &
               Leasing Corporation, Bankers Financial Corporation and
               Bankers International Financial Corporation.*
 10.42     --  Security Agreement dated December 30, 1996, by Geotrac of
               America, Inc. (as successor to Bankers Hazard Determination
               Services Inc.), in favor of First of America Bank -- Florida
               F.S.B. securing $245,000 loan.*
 10.43     --  Security Agreement dated December 30, 1996, by Insurance
               Management Solutions, Inc. (as successor to Insurance
               Management Information Services, Inc.) in favor of First of
               America Bank -- Florida F.S.B. securing $809,000 loan.*
 10.44     --  Installment Note dated December 30, 1997, from Geotrac of
               America, Inc. (as successor to Bankers Hazard Determination
               Services, Inc.) to SouthTrust Bank, N.A. in the principal
               amount of $184,000.*
 10.45     --  Cross-Collateralization and Cross-Default Agreement dated
               December 30, 1997, in favor of SouthTrust Bank, N.A. by
               Bankers Financial Corporation, Bankers Insurance Group,
               Inc., Insurance Management Solutions, Inc. and Geotrac of
               America, Inc. (as successor to Bankers Hazard Determination
               Services, Inc.).*
 10.46     --  Security Agreement dated December 30, 1997, between Geotrac of America, Inc. (as successor to Bankers Hazard
               Determination Services, Inc.), and SouthTrust Bank, N.A.*
 10.47     --  Revolving Line of Credit Note dated December 27, 1993, from
               Geotrac of America, Inc. (as successor to Geotrac, Inc. and
               National Flood Certification Services, Inc.) to Marine Bank,
               in the amount of $600,000.*
 10.48     --  Security Agreement dated December 27, 1993, between Geotrac of America, Inc.( as successor to Geotrac, Inc. and National
               Flood Certification Services, Inc.) and Marine Bank.*
 10.49     --  Installment Note dated December, 1997, from Insurance
               Management Solutions, Inc. to SouthTrust Bank, N.A. in the
               principal amount of $2,131,000.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 10.50     --  Promissory Note dated December 30, 1997, from Insurance
               Management Solutions, Inc. to SouthTrust Bank, N.A. in the
               principal amount of $500,000.*
 10.51     --  Security Agreement dated December 30, 1997, between
               Insurance Management Solutions Group, Inc. and SouthTrust
               Bank, N.A.*
 10.52     --  Flood Compliance Service Agreement dated November 1, 1996, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and Mortgage Corporation of America.*
 10.53     --  Flood Compliance Service Agreement dated March 1, 1997, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and CitFed Mortgage Corporation of
               America.*
 10.54     --  Flood Compliance Service Agreement dated March 1, 1998, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac), ABN AMRO North American and certain of its affiliates.*
 10.55     --  Flood Compliance Service Agreement dated April 12, 1997, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and Third Federal Savings.*
 10.56     --  Flood Compliance Service Agreement dated April 9, 1997, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and MidAm, Inc.*
 10.57     --  Flood Compliance Service Agreement dated December 28, 1995, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc.) and Crestar Bank.*
 10.58     --  Flood Compliance Service Agreement dated April 1, 1996, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and ReliaStar Mortgage Corporation.*
 10.59     --  Flood Zone Determination Agreement dated March 25, 1993, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               AIG Consultants, Inc.*
 10.60     --  Flood Zone Determination Agreement dated December 28, 1995, between Geotrac of America, Inc. (as successor to Bankers
               Hazard Determination Services, Inc.) and SouthTrust
               Corporation, as amended on June 3, 1997.*
 10.61     --  Flood Zone Determination Agreement dated July 14, 1994, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               SunBank, N.A.*
 10.62     --  Flood Zone Determination Agreement dated November 8, 1993, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               Royal Indemnity Company.*
 10.63     --  Flood Insurance Agreement, dated February 17, 1995, between
               First Community Insurance Company and Armed Forces Insurance
               Exchange, as amended.*
 10.64     --  Flood Insurance Agreement, dated November 17, 1995, between
               First Community Insurance Company and Amica Mutual Insurance
               Company, as amended.*
 10.65     --  Non-Qualified Stock Option Plan.*
 10.66     --  Funding Agreement, dated June 19, 1998, by and between
               Bankers Insurance Group, Inc. and Insurance Management
               Solutions Group, Inc.*
 10.67     --  Assignment of Registered Service Mark ("Floodwriter"), dated
               May 7, 1998, from Bankers Insurance Company to Insurance
               Management Solutions, Inc.*
 10.68     --  Assignment of Registered Service Mark ("Undercurrents"),
               dated May 7, 1998, from Bankers Insurance Company to
               Insurance Management Solutions, Inc.*
 10.69     --  Registration Rights Agreement, dated July 31, 1998, between
               Insurance Management Solutions Group, Inc. and Daniel J. and
               Sandra White.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 10.70     --  Software License Agreement, effective January 1, 1998, between Insurance Management Solutions, Inc., Bankers
               Insurance Group, Inc. and Bankers Insurance Company.*
 10.71     --  First Amendment to Loan and Security Agreement, dated July
               31, 1998, between Geotrac, Inc. and Huntington National
               Bank.*
 10.72     --  Continuing Guaranty Unlimited, dated July 29, 1998, by
               Insurance Management Solutions Group, Inc. in favor of
               Huntington National Bank.*
 10.73     --  Subordination Agreement dated July 31, 1998 between Geotrac of America, Inc., Daniel J. and Sandra White, and Huntington
               National Bank.*
 10.74     --  Subordination Agreement dated July 31, 1998 between Geotrac of America, Inc., Insurance Management Solutions Group, Inc.
               and Huntington National Bank.*
 10.75     --  Tax Indemnity Agreement dated July 31, 1998 between
               Insurance Management Solutions Group, Inc., Insurance
               Management Solutions, Inc. and Geotrac of America, Inc.,
               including Addendum dated July 31, 1998.*
 10.76     --  Tax Allocation Agreement dated July 31, 1998 between
               Insurance Management Solutions Group, Inc., Insurance
               Management Solutions, Inc. and Geotrac of America, Inc.,
               including Addendum dated July 31, 1998.*
 10.77     --  Employment Agreement dated June 11, 1998 between Jeffrey S.
               Bragg and Insurance Management Solutions Group, Inc.*
 10.78     --  Employment Agreement dated June 11, 1998 between Kelly K.
               King and Insurance Management Solutions Group, Inc.*
 10.79     --  Articles of Merger filed with the Florida Department of
               State relating to the merger between Bankers Hazard
               Determination Services, Inc. and Geotrac, Inc.*
 10.80     --  Certificate of Merger filed with the Ohio Department of
               State relating to the merger between Bankers Hazard
               Determination Services, Inc. and Geotrac, Inc.*
 10.81     --  Guaranty of Payment of Debt, dated July 31, 1998, by
               Insurance Management Solutions Group, Inc. and Bankers
               Insurance Group, Inc. in favor of Daniel J. White and Sandra
               White.*
 10.82     --  Secrecy and Confidentiality Agreement, dated October 8,
               1993, between Geotrac of America, Inc. (formerly Geotrac,
               Inc.) and Kirloskar Computer Services, Ltd.*
 10.83     --  Service Agreement dated December 1, 1998 between Insurance
               Management Solutions, Inc. and Bankers Life Insurance
               Company, including Addendum to Service Agreements dated
               December 11, 1998 and effective January 1, 1999.*
 10.84     --  Stock Purchase Agreement, dated July 31, 1997, between
               YoSystems, Inc., Bankers Hazard Determination Services, Inc.
               and Daniel J. and Sandra White.*
 10.85     --  Employment Agreement, dated September 22, 1998 between
               Kathleen M. Batson and Insurance Management Solutions Group,
               Inc.*
 10.86     --  Term Note dated July 31, 1997, from YoSystems, Inc. and SMS
               Geotrac, Inc. to Huntington National Bank in the principal amount of $8,750,000.*
 10.87     --  AYO Claims Agreement between Florida Windstorm Underwriting
               Association and Bankers Insurance Group, Inc. dated
               February, 1998.*
 10.88     --  Assignment of AYO Claims Agreement among Bankers Insurance
               Group, Inc., Bankers Insurance Company and Florida Windstorm
               Underwriting Association dated December 15, 1998.*
 10.89     --  Software Transfer Agreement dated September 1, 1998 by and among Bankers Insurance Group, Inc., Bankers Insurance
               Company, Insurance Management Solutions, Inc., and First
               Community Insurance Company.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 10.90     --  Promissory Note, dated January 7, 1999, of Insurance
               Management Solutions Group, Inc. in favor of J. Douglas
               Branham and Felicia A. Rivas.*
 10.91     --  Registration Rights Agreement dated January, 1999, between
               Insurance Management Solutions Group, Inc. and J. Douglas
               Branham and Felicia A. Rivas.*
 10.92     --  Employment Agreement dated January 7, 1999, between Colonial
               Claims Corporation and J. Douglas Branham.*
 10.93     --  Employment Agreement dated January 7, 1999 between Colonial
               Claims Corporation and Felicia A. Rivas.*
 10.94     --  Stock Purchase Agreement dated December 10, 1998 between
               Colonial Catastrophe Claims Corporation, J. Douglas Branham,
               Felicia A. Rivas, and Insurance Management Solutions Group,
               Inc., including Addenda thereto.*
 10.95     --  Loan Agreement dated December 16, 1998 between Bankers
               Insurance Group, Inc. and Western International Insurance
               Company.*
 10.96     --  Promissory Note of Bankers Insurance Group, Inc. in favor of
               Western International Insurance Company.
 10.97     --  Agreement for Satisfaction of Debt and Capitalization of
               Subsidiary dated December 16, 1998 between Venture Capital
               Corporation and Western International Insurance Company.*
 10.98     --  Plan of Merger dated January 7, 1999 and effective January
               15, 1999 between IMS Colonial, Inc. and Colonial Catastrophe
               Claims Corporation.*
 10.99     --  Flood Insurance Services Agreement, dated January 14, 1999, by and between Insurance Management Solutions Group, Inc.
               and Farmers Services Corporation.*
 10.100    --  Funding Agreement, dated February 16, 1999, by and between
               Bankers Insurance Group, Inc., Bankers Insurance Company,
               Venture Capital Corporation and Western International
               Insurance Company.
 10.101    --  Flood Insurance Services Agreement, dated October 23, 1998, by and between Insurance Management Solutions, Inc. and
               Middlesex Mutual Assurance Company.
 10.102    --  Flood Insurance Services Agreement, effective January 13,
               1999, by and between Insurance Management Solutions, Inc.
               and Island Insurance Companies, Ltd.
 10.103    --  Lease Agreement, dated February 1, 1999, by and between
               Colonial Real Estate of Dunedin, Inc. and Colonial Claims
               Corporation.
 21.1      --  List of subsidiaries of Insurance Management Solutions
               Group, Inc.*
 24.1      --  Power of Attorney relating to subsequent amendments
               (included on signature pages hereto).
 27.1      --  Financial Data Schedule (filed for SEC purposes only).

---------------

* Previously filed as part of the Company's Form S-1 Registration Statement (Reg. No. 333-57747) originally filed on June 28, 1998, as amended, and incorporated by reference herein.

     Exhibits 10.1, 10.2, 10.3, 10.22, 10.65, 10.77, 10.78 and 10.85 represent management contracts and compensatory plans.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year covered by this report.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. CONSOLIDATED
  FINANCIAL STATEMENTS
  Report of Independent Certified Public Accountants........   34
  Consolidated Balance Sheets as of December 31, 1997 and
     1998...................................................   35
  Consolidated Statements of Income for the years ended
     December 31, 1996, 1997 and 1998.......................   36
  Consolidated Statement of Shareholders' Equity for the
     years ended December 31, 1996, 1997 and 1998...........   37
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1997 and 1998.......................   38
  Notes to Consolidated Financial Statements................   39
GEOTRAC, INC. (FORMERLY YOSYSTEMS, INC.) FINANCIAL
  STATEMENTS
  Report of Independent Certified Public Accountants........   60
  Balance Sheet as of December 31, 1997.....................   61
  Statement of Income for the year ended December 31,
     1997...................................................   62
  Statement of Shareholders' Equity for the year ended
     December 31, 1997......................................   63
  Statement of Cash Flows for the year ended December 31,
     1997...................................................   64
  Notes to Financial Statements.............................   65

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Insurance Management Solutions Group, Inc.

     We have audited the accompanying consolidated balance sheets of Insurance Management Solutions Group, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insurance Management Solutions Group, Inc. and subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          GRANT THORNTON LLP

Tampa, Florida
March 12, 1999

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1998
                                                              -----------   -----------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $   115,070   $ 1,868,867
  Accounts receivable, net..................................    1,218,741     3,549,044
  Due from affiliates.......................................    8,834,733       570,139
  Note and interest receivable -- affiliate.................           --     5,271,406
  Income taxes recoverable..................................           --     1,148,902
  Prepaid expenses and other assets.........................      108,150       859,684
                                                              -----------   -----------
         Total current assets...............................   10,276,694    13,268,042
PROPERTY AND EQUIPMENT, net.................................    2,331,336     8,507,897
INVESTMENT IN GEOTRAC, INC..................................    6,879,291            --
OTHER ASSETS
  Goodwill, net.............................................           --    14,515,785
  Customer contracts, net...................................           --     1,316,667
  Deferred tax assets.......................................           --       967,191
  Other.....................................................       44,384     1,326,273
                                                              -----------   -----------
         Total assets.......................................  $19,531,705   $39,901,855
                                                              ===========   ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt.........................  $ 1,522,822   $ 3,026,944
  Current portion of notes and interest
    payable -- affiliates...................................           --     9,180,743
  Note payable..............................................      600,000            --
  Accounts payable, trade...................................      271,165       831,674
  Due to affiliates.........................................    2,889,212     1,748,509
  Employee related accrued expenses.........................    1,850,553     1,804,677
  Other accrued expenses....................................      596,424       755,436
  Income taxes payable......................................    2,239,058            --
  Deferred revenue..........................................      455,827       214,891
                                                              -----------   -----------
         Total current liabilities..........................   10,425,061    17,562,874
LONG-TERM DEBT, less current portion........................    2,186,653     7,470,539
NOTES PAYABLE -- AFFILIATES, less current portion...........           --     5,527,677
DEFERRED REVENUE............................................           --       651,602
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK OF SUBSIDIARY...............................    6,750,000            --
SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 20,000,000 shares
    authorized, no shares issued and outstanding............           --            --
  Common Stock, $.01 par value; 100,000,000 shares
    authorized, 10,000,000 and 10,524,198 shares issued and
    outstanding at December 31, 1997 and 1998,
    respectively............................................      100,000       105,242
  Additional paid-in capital................................       69,991     5,830,930
  Retained earnings.........................................           --     2,752,991
                                                              -----------   -----------
         Total shareholders' equity.........................      169,991     8,689,163
                                                              -----------   -----------
         Total liabilities and shareholders' equity.........  $19,531,705   $39,901,855
                                                              ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1996          1997          1998
                                                          -----------   -----------   -----------
REVENUES
  Outsourcing services -- affiliated....................  $ 4,787,772   $29,114,601   $36,068,944
  Outsourcing services..................................      337,458       599,443     1,989,306
  Flood zone determination services.....................    7,291,031     7,763,576    24,454,558
  Flood zone determination services -- affiliated.......      414,209     1,028,359     1,279,689
                                                          -----------   -----------   -----------
          Total revenues................................   12,830,470    38,505,979    63,792,497
                                                          -----------   -----------   -----------
EXPENSES
  Cost of outsourcing services..........................    3,895,801    21,988,824    26,874,609
  Cost of flood zone determination services.............    5,362,154     4,763,723    11,131,254
  Selling, general and administrative...................    1,121,467     3,026,388     8,381,290
  Management services from Parent.......................    1,053,546     2,343,866     3,259,712
  Deferred compensation (non-recurring item)............           --            --       728,069
  Depreciation and amortization.........................      309,188       683,672     4,311,011
                                                          -----------   -----------   -----------
          Total expenses................................   11,742,156    32,806,473    54,685,945
                                                          -----------   -----------   -----------
OPERATING INCOME........................................    1,088,314     5,699,506     9,106,552
                                                          -----------   -----------   -----------
EQUITY IN EARNINGS OF GEOTRAC, INC......................           --       201,009            --
                                                          -----------   -----------   -----------
MINORITY INTEREST.......................................           --            --      (472,803)
OTHER INCOME (EXPENSE):
  Interest income.......................................           --            --       455,995
  Interest expense......................................      (75,350)     (378,660)   (2,194,353)
                                                          -----------   -----------   -----------
          Total other income (expense)..................      (75,350)     (378,660)   (1,738,358)
INCOME BEFORE PROVISION FOR INCOME TAXES................    1,012,964     5,521,855     6,895,391
PROVISION FOR INCOME TAXES..............................      396,000     2,112,200     3,042,400
                                                          -----------   -----------   -----------
NET INCOME..............................................  $   616,964   $ 3,409,655   $ 3,852,991
                                                          ===========   ===========   ===========
NET INCOME PER COMMON SHARE.............................  $       .06   $       .34   $       .38
                                                          ===========   ===========   ===========
Weighted average common shares outstanding..............   10,000,000    10,000,000    10,264,253
                                                          ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                            ADDITIONAL
                                                  COMMON     PAID-IN      RETAINED
                                                  STOCK      CAPITAL      EARNINGS        TOTAL
                                                 --------   ----------   -----------   -----------
Balance at December 31, 1995...................  $100,000   $  241,000   $   187,672   $   528,672
  Capital contribution from Parent.............        --      114,700            --       114,700
  Cash dividends to Parent.....................        --     (195,364)     (804,636)   (1,000,000)
  Net income...................................        --           --       616,964       616,964
                                                 --------   ----------   -----------   -----------
Balance at December 31, 1996...................   100,000      160,336            --       260,336
  Cash dividends to Parent.....................        --      (90,345)   (3,409,655)   (3,500,000)
  Net income...................................        --           --     3,409,655     3,409,655
                                                 --------   ----------   -----------   -----------
Balance at December 31, 1997...................   100,000       69,991            --       169,991
  Cash dividends to Parent.....................        --           --    (1,100,000)   (1,100,000)
  Issuance of Common Stock as partial
     consideration for the acquisition of
     Geotrac, Inc. (Note 3)....................     5,242    5,760,939            --     5,766,181
  Net income...................................        --           --     3,852,991     3,852,991
                                                 --------   ----------   -----------   -----------
Balance at December 31, 1998...................  $105,242   $5,830,930   $ 2,752,991   $ 8,689,163
                                                 ========   ==========   ===========   ===========

  The accompanying notes are an integral part of this consolidated statement.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1996          1997          1998
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   616,964   $ 3,409,655   $ 3,852,991
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      309,188       683,672     4,311,011
    Depreciation and amortization of Geotrac prior to July
      1998 acquisition......................................           --            --      (712,990)
    Loss on disposal of property and equipment..............       72,726         2,329        37,914
    Equity in earnings of Geotrac, Inc......................           --      (201,009)     (485,034)
    Deferred income taxes, net..............................     (119,800)      131,000      (382,191)
    Changes in assets and liabilities:
      Accounts receivable...................................     (179,713)     (324,418)     (238,449)
      Income taxes recoverable..............................           --            --    (1,148,902)
      Prepaid expenses and other current assets.............      (11,751)      (45,031)     (574,122)
      Other assets..........................................       (4,935)      (40,394)     (257,648)
      Accounts payable, trade...............................     (301,090)      217,646       252,012
      Employee related accrued expenses.....................      136,210     1,280,241      (695,910)
      Other accrued expenses................................       79,591       352,867       566,625
      Income taxes payable..................................      365,515     1,766,329    (2,443,058)
      Deferred revenue......................................         (153)      449,016       333,313
                                                              -----------   -----------   -----------
        Net cash provided by operating activities...........      962,752     7,681,903     2,415,562
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Geotrac, net of cash acquired..............           --            --     2,797,008
  Cash investment in Geotrac, Inc...........................           --    (6,750,000)           --
  Purchases of property and equipment.......................   (1,011,807)   (1,498,298)   (1,613,518)
  Payment of acquisition debt...............................           --            --    (1,420,530)
                                                              -----------   -----------   -----------
        Net cash used in investing activities...............   (1,011,807)   (8,248,298)     (237,040)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Preferred Stock of Subsidiary...           --     6,750,000            --
  Proceeds from the issuance of debt........................    1,054,000     2,815,000            --
  Repayment of debt.........................................     (122,025)     (315,500)   (5,251,662)
  Cash dividends paid to Parent.............................   (1,000,000)   (3,500,000)   (1,100,000)
  Capital contribution from Parent..........................      114,700            --            --
  Net advances to (from) affiliates.........................      (34,886)   (5,068,035)    6,680,187
  Deferred offering costs...................................           --            --      (753,250)
                                                              -----------   -----------   -----------
        Net cash provided by (used in) financing
          activities........................................       11,789       681,465      (424,725)
                                                              -----------   -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      (37,266)      115,070     1,753,797
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       37,266            --       115,070
                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $        --   $   115,070   $ 1,868,867
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  ACTIVITIES:
  Cash paid for:
    Interest................................................  $    75,350   $   149,345   $ 1,614,807
                                                              ===========   ===========   ===========
    Income taxes............................................  $   150,290   $   214,743   $ 7,381,907
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Purchase of fixed assets by issuance of debt (including
    capital lease obligations)..............................  $        --   $        --   $ 4,265,639
                                                              ===========   ===========   ===========
  Repurchase of Preferred Stock of Subsidiary for issuance
    of note.................................................  $        --   $        --   $ 6,750,000
                                                              ===========   ===========   ===========
  Purchase of 51% interest in net assets of Geotrac, Inc.:
    Total consideration consists of:
      Common Stock..........................................                              $ 5,766,181
      Promissory note.......................................                                1,500,000
      Short-term obligation.................................                                  728,069
                                                                                          -----------
                                                                                          $ 7,994,250
                                                                                          ===========
      Fair value of assets acquired.........................                              $10,990,152
      Liabilities assumed...................................                               10,650,887
                                                                                          -----------
      Net assets............................................                                  339,265
      Goodwill..............................................                               14,933,247
                                                                                          -----------
                                                                                          $15,272,512
                                                                                          ===========

 The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS

     Insurance Management Solutions Group, Inc. ("IMSG") is a holding company that was incorporated in the State of Florida in December 1996 by its Parent, Bankers Insurance Group ("BIG" or the "Parent"), which contributed to IMSG two of its wholly-owned operating subsidiaries, Insurance Management Solutions, Inc. ("IMS") and Bankers Hazard Determination Services, Inc. ("BHDS"), which were previously formed in August 1991 and June 1988, respectively. In July 1997, the Company acquired a 49% interest in Geotrac, Inc. and, in July 1998 acquired the remaining 51% interest. Geotrac was subsequently merged into BHDS with the surviving Company being known as Geotrac of America, Inc. ("Geotrac of America"). In September 1998, IMS Direct, Inc. was formed as a wholly-owned subsidiary of IMSG (see Note 12). IMSG, IMS, IMS Direct and Geotrac of America are hereinafter collectively known as the "Company".

     On July 31, 1998, BIG sold 2,050,000 shares of the issued and outstanding common shares it held in IMSG to Venture Capital Corporation, a Cayman Islands company (the "Selling Shareholder"). See Note 12 for further discussion.

     In February 1999, the Company completed an initial public offering of 3,350,000 shares of Common Stock at a price of $11 per share. Of the 3,350,000 shares being offered, 1,350,000 were offered by the Selling Shareholder and the remaining 2,000,000 shares were offered by the Company. The offering generated net proceeds to the Company of $19,200,000, after deducting offering expenses of approximately $1,260,000 payable by the Company. See Note 15 for pro forma financial information that reflects the application of the offering proceeds.

     The Company operates in two major business segments: providing outsourcing services to the property and casualty insurance industry with an emphasis on flood insurance; and providing flood zone determinations primarily to insurance companies and financial institutions. The Company's outsourcing services, which are provided by IMS, include policy and claims administration (policy issuance, billing and collection functions, claims adjusting and processing) and information technology services. The Company's flood zone determination services are provided by Geotrac of America.

     Prior to 1997, the Company's outsourcing services principally related to information technology services provided to BIG and its other affiliates on a cost reimbursement basis. Commencing in 1997, the Company also provided, on a fee basis, policy and claims administration services, previously provided by BIG and its other affiliates, related to flood and homeowners insurance lines which accounted for approximately 55% of total outsourcing revenues during 1997. Starting in 1998, the automobile insurance line has also been added to these services. During 1997, the Company also provided claims administration services to its affiliates on all other insurance lines on a cost reimbursement basis accounting for approximately 29% of total outsourcing revenues. In 1998, the Company receives a fee for claims administration on these insurance lines similar to that for flood, homeowners and automobile lines. In addition, in 1998, the Company recognizes third-party claims adjustment costs, such as outside appraisers. In 1997, these costs were paid and absorbed by the Company's affiliates.

     The Company is substantially dependent on the business of its affiliated insurance companies under the common control of BIG as the Company derives a substantial portion of its revenue from outsourcing services provided to these affiliated companies and BIG.

     See Notes 2 and 12 for further organization and business information.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

     The formation of IMSG as described in Note 1, is reflected in the financial statements retroactively on a historical cost basis as if the entities under common control had been consolidated for all years presented. IMSG, IMS and BHDS have historically maintained separate accounting records as their operations have generally been on a stand-alone basis in regards to BIG and its other affiliates.

     The Company, under a management agreement with BIG, is charged a management fee for common costs that are incurred by its Parent on behalf of all affiliated companies. Management services include human resources, legal, corporate planning and communications, cash management, certain executive management and rent. The basis of allocation for the management services during 1996 and 1997 is employee head counts and estimates of time incurred, which management believes to be a reasonable basis of allocation. In 1998, the Company is being charged for these services, exclusive of rent, based upon agreed-upon amounts.

     In January 1998, the Board of Directors increased the amount of the Company's authorized shares of Common Stock from 1,000,000 to 100,000,000 shares and changed the Common Stock's par value from $1.00 to $.0l per share. Effective May 8, 1998, the Company declared a stock dividend of 40,000 (pre-split) shares of Common Stock for each share of Common Stock then outstanding, resulting in an increase in the number of outstanding shares of Common Stock from 500 (pre-split) to 20,000,000 (pre-split) shares. On December 17, 1998 the Company effected a one-for-two reverse split of its Common Stock. The May and December 1998 recapitalizations have been retroactively reflected in the accompanying consolidated financial statements.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Insurance Management Solutions Group, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In 1997, the Company's investment in Geotrac, Inc. was accounted for using the equity method since the Company owned less than 50% and had a significant but not controlling influence. In 1998, the operations of Geotrac for the year ended December 31, 1998 are consolidated in the Company's statement of income. The minority interest deduction in the statement of income represents the net income of Geotrac allocable to the 51% interests held by the other stockholders during the six months ended June 30, 1998, prior to the Company acquiring the remaining 51% interest in Geotrac.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1996 and 1997.

     Prior to June 1998, the Company maintained a zero balance account arrangement with its Parent. As a result of this funding arrangement, the Company had a negative cash balance for financial reporting purposes representing checks that have been issued but that have not yet been presented to the bank for payment. Such

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) negative cash balances have been reclassified to accounts payable in the accompanying 1997 consolidated balance sheet.

  Accounts Receivable Trade and Concentration of Credit Risk

     Accounts receivable, trade represents amounts due from Geotrac customers. Geotrac provides flood zone determination services to insurance companies and financial institutions. Credit is granted to customers of Geotrac based on management's assessment of their credit worthiness. Customer deposits are required in certain instances. The allowance for doubtful accounts is immaterial for all periods presented.

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the assets' estimated service lives. Accelerated methods are used for tax purposes.

  Deferred Offering Costs

     The Company incurred accounting, legal, printing and other expenses in connection with its initial public offering of its Common Stock. These offering costs are being deferred and will be charged to additional paid-in capital against the proceeds from the initial public offering. At December 31, 1998, $791,336 of deferred offering costs are included in other assets in the accompanying consolidated balance sheet.

  Goodwill

     Goodwill related to the acquisition of Geotrac is being amortized using the straight-line method over twenty years. The amortization period was determined based on various factors including the nature of the product or service provided, the Company's strong market position and historical and projected operating results. Accumulated amortization at December 31, 1997 and 1998 was $71,719 and $544,424, respectively.

  Customer Contracts

     Customer contracts related to the acquisition of Geotrac are being amortized using the straight-line method over seven years. The amortization period, which does not materially differ from the underlying contract lives, was determined based on historical and expected contract duration periods as well as the nature of the products and services provided. Accumulated amortization at December 31, 1998 was $100,000.

  Capitalized Software Costs

     Effective January 1, 1998, the Company adopted Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") which requires the capitalization of certain qualifying costs incurred during the application development stage, as defined. Prior to September 1998, qualifying capitalizable costs incurred by the Company were not material. However, during the fourth quarter, the Company capitalized $263,462 of such costs, which are included in "Other assets" in the accompanying December 31, 1998 consolidated balance sheet. Amortization is recorded using the straight-line method over the service life of the software or the term of the customer contract to which the software relates, which ranges from one to five years. No amortization was recorded during 1998.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Impairment of Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets (including goodwill) in accordance with Statement of Financial Accounting Standards No. 121, ("SFAS No. 12l"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires long-lived assets to be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. No impairment exists for all periods presented.

  Revenue Recognition and Deferred Revenue

     Revenue generated from outsourcing and flood zone determination services is recognized as earned when services are provided.

     In 1997, the Company's affiliated service arrangements, as they pertain to policy administration, resulted in deferred revenue being recorded as the related fees are billed and payable based on a percentage of the customers' premiums written which is in advance of a portion of the administrative services being performed by the Company. In 1998, the service arrangements were changed so that fees related to policy administration services are billed based on a percentage of written premiums, which generally eliminates the need for any deferral. The transition from the 1997 service arrangements to the 1998 service agreements resulted in the Company reclassifying on January 1, 1998 deferred revenue of $443,704 recorded at December 31, 1997 to due to affiliates.

     In 1998, the affiliated service agreements as they pertain to claims administration, resulted in deferred revenue being recorded as the related fees are billed and payable based on a percentage of the customers' earned premiums which is in advance of a portion of the total claims expense that will be incurred by the Company. In 1997, deferred revenue related to claims administration was not recorded, as the Company was paid, either on a fee or cost reimbursement basis, as the claims and related expenses were incurred. The Company, in 1998, estimates the deferred revenue amounts based on several factors including actual historical claims expense and related development factors. The transition from the 1997 to the 1998 service agreements resulted in the Company recording, at January 1, 1998, deferred revenue of approximately $2,138,000 along with a due from affiliates for the same amount, representing the Company's estimated future cost of servicing claims associated with premiums earned prior to December 31, 1997.

     The Company has recorded deferred revenues totaling $2,382,313 at December 31, 1998 relating to its outsourcing services, of which $2,138,449 represents amounts billed and due from its affiliates. As such, for financial statement reporting purposes, the $2,138,449 amount has been netted against amounts due from affiliates at December 31, 1998.

     Under the affiliated claims service agreements, the payment of claim costs associated with the litigation of the claims remains the customers' responsibility. In addition, the agreements contain a catastrophe provision under which the Company would be reimbursed for costs associated with independent adjusters and appraisers when indemnity losses from a single event exceed $2,000,000, subject to a cap of 5% of direct incurred losses from that storm.

     The Company's flood zone revenues are principally derived from flood zone determination services and life-of-loan monitoring services. Flood zone determinations involve the Company ascertaining and certifying to a property's flood zone classification. Each determination is completed within a short period of time and is

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

performed with a high degree of accuracy. Revenues for these services are recognized upon completion of each flood zone determination.

     The Company receives an up-front, non-refundable fee to provide life of loan monitoring of flood zone determinations whereby the Company notifies its customers of changes in previously issued flood zone determinations. The Company defers a portion of the fee associated with this future obligation and amortizes these amounts using the straight-line method over the average life of the underlying loan, approximately 7 years.

  Income Taxes

     The Company accounts for income taxes on the liability method, as provided by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Prior to July 31, 1998, the Company's results of operations were included in the consolidated federal and state income tax returns of its Parent. As provided by SFAS No. 109 and in accordance with the intercompany tax sharing/allocation agreement with its Parent and affiliates, income taxes are determined by the amount that would have been due and payable had the Company filed a separate income tax return. Included in income taxes payable in the accompanying December 31, 1997 consolidated balance sheet is income taxes payable to parent totaling $2,239,058.

     As of July 31, 1998, BIG had sold a sufficient number of shares in the Company such that the Company no longer files its tax return with Bankers International Financial Corporation ("BIFC") on a consolidated basis. Effective as of July 31, 1998, the Company and BIFC entered into a Tax Indemnity Agreement pursuant to which (i) BIFC agrees to indemnify the Company in the event the Company incurs a tax liability as a result of taxable income of BIFC or one of its subsidiaries, and (ii) the Company agrees to indemnify BIFC in the event BIFC incurs a tax liability as a result of taxable income of the Company or one of its subsidiaries. Each party also agrees to reimburse the other for certain tax credits arising on or before July 31, 1998. Under the Tax Indemnity Agreement, the parties terminated a previous tax allocation agreement which had been in effect since October 1, 1993.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Net Income Per Common Share

     Net income per common share, which represents both basic and diluted earnings per share ("EPS") since no dilutive securities were outstanding for all periods presented, is computed by dividing net income by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1996          1997          1998
                                                  -----------   -----------   -----------
Numerator:
  Net income....................................  $   616,964   $ 3,409,655   $ 3,852,991
                                                  ===========   ===========   ===========
Denominator:
  Weighted average number of Common Shares used
     in basic EPS...............................   10,000,000    10,000,000    10,264,253
  Diluted stock options.........................           --            --            --
                                                  -----------   -----------   -----------
  Weighted average number of Common Shares and
     diluted potential Common Stock used in
     diluted EPS................................   10,000,000    10,000,000    10,264,253
                                                  ===========   ===========   ===========

  Stock Based Compensation

     The Company accounts for stock based compensation awards to its employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees", and its related interpretations which prescribe the use of the intrinsic value based method. However, the Company has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock Based Compensation."

     For awards for other than employees, the Company accounts for stock based compensation awards pursuant the fair value based method of SFAS No. 123.

  Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments, which include cash, accounts receivable, due from affiliates, accounts payable, due to affiliates and debt, approximate fair value due to the short maturity of those instruments. The Company considers the fixed and variable rate debt instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

NOTE 3. INVESTMENT IN AND ACQUISITION OF GEOTRAC, INC.

  Year Ended December 31, 1997

     On July 31, 1997, the Company, through its subsidiary, BHDS, invested cash in the amount of $6,750,000 in YoSystems in exchange for 490 shares of common stock issued by YoSystems, representing a 49% equity interest. At the time of the Company's investment, YoSystems' President and his wife owned 510 shares of YoSystems' common stock, representing a 100% equity interest. In addition, at the time of the Company's contribution, YoSystems had nominal net assets. As a result of the Company's capital infusion, the net assets of YoSystems increased to approximately $6,750,000. The Company's equity share of these net

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3. INVESTMENT IN AND ACQUISITION OF GEOTRAC, INC. -- (CONTINUED) assets of $6,750,000 equated to $3,307,500 (49% X $6,750,000), with the remainder of the Company's investment of $3,442,500 ($6,750,000-$3,307,500) representing goodwill.

     On July 31, 1997, YoSystems concurrently acquired all of the issued and outstanding shares of capital stock of SMS Geotrac, Inc. SMS Geotrac, Inc. merged into YoSystems, with YoSystems becoming the surviving entity, which then changed its name to Geotrac, Inc. YoSystems entered into a term note for $8,750,000 to provide additional funds required to fund the total purchase price of $15,000,000.

     The following table represents summarized financial information of Geotrac, Inc. for the period August 1, 1997 to December 31, 1997 and as of December 31, 1997:

                                                              FOR THE PERIOD
                                                              AUGUST 1, 1997
                                                              TO DECEMBER 31,
                                                                   1997
                                                              ---------------
Condensed Statement of Income:
  Total revenues............................................    $ 6,336,025
  Operating income..........................................      1,001,775
  Net income................................................        410,222

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Condensed Balance Sheet:
  Current assets............................................  $ 4,693,232
  Non-current assets........................................   13,943,450
  Current liabilities.......................................    3,291,024
  Non-current liabilities...................................    8,219,856
  Shareholders' equity......................................    7,125,802

     The Company's investment in Geotrac, Inc. of $6,879,291 at December 31, 1997 includes unamortized goodwill of $3,370,782.

     In connection with the acquisition, the Company and Geotrac, Inc. entered into a Cross-License Agreement in which the flood zone databases of each company were made available to one another in exchange for specified license fees. In addition to the use of each Company's database, Geotrac, Inc. is primarily responsible for the development, modification and maintenance of the respective databases. Total amounts incurred during 1997 for maintenance of the databases amounted to $129,056. The Company incurred $125,627 for usage of Geotrac, Inc.'s database for 1997.

  Year Ended December 31, 1998

     In July 1998, the Company acquired the remaining 51% of the outstanding shares of Geotrac, Inc.'s common stock for a total consideration of $7,994,250 consisting of:

524,198 shares of the Company's Common Stock valued at
  $11.00 per share, the initial public offering price.......   $5,766,181
Promissory note.............................................    1,500,000
Cash paid in December 1998..................................      728,069
                                                               ----------
                                                               $7,994,250
                                                               ==========

     The Cross-License Agreement with BHDS, referred to above, has been terminated along with any amounts due to each other, which were insignificant.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3. INVESTMENT IN AND ACQUISITION OF GEOTRAC, INC. -- (CONTINUED)

     The acquisition of the remaining 51% of the outstanding shares of Geotrac increased the Company's total investment in Geotrac to $15,272,512 at July 1, 1998, consisting of:

Original July 31, 1997 investment...........................  $ 6,750,000
August 1, 1997-June 30, 1998, 49% share in Geotrac's net
  income, net of amortization of goodwill of approximately
  $158,000..................................................      528,262
Additional July 1, 1998 investment..........................    7,994,250
                                                              -----------
                                                              $15,272,512
                                                              ===========

     The recording of the Company's additional 51% interest in Geotrac and the elimination of the investment in Geotrac account through the consolidation process at July 1, 1998 results in the recognition of consolidated goodwill of $14,933,247 and net assets of $339,265 recorded at estimated fair values under the purchase method of accounting as follows:

                                                              JULY 1, 1998
                                                              ------------
Current assets..............................................  $ 5,968,680
Property and equipment......................................    3,305,740
Customer contracts..........................................    1,416,667
Other assets................................................      299,065
Current liabilities.........................................   (3,453,093)
Long-term obligations.......................................   (7,197,794)
                                                              -----------
Net assets acquired.........................................      339,265
Goodwill....................................................   14,933,247
                                                              -----------
                                                              $15,272,512
                                                              ===========

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1998 are presented as if the acquisition of Geotrac, Inc. had been made on January 1, 1997. The unaudited pro forma information reflects the additional goodwill amortization and interest expense that would have been incurred if the Company had purchased Geotrac, Inc. on January 1, 1997. These pro forma results are not necessarily indicative of the results of operations that would have occurred had the purchase been made at January 1, 1997 or the future results of the consolidated operations (in thousands, except per share data):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
Revenue.....................................................  $52,314    $63,792
Operating income............................................    7,197      9,758
Net income..................................................    4,340      4,610
Net income per common share.................................  $   .41    $   .44

     In addition, the Company entered into a Corporate Governance Agreement with Geotrac and its president and former majority shareholder (the "former majority shareholder") setting forth certain terms and conditions upon which Geotrac will operate following the merger. The Corporate Governance Agreement provides, in part, that, for so long as the former majority shareholder owns stock in the Company or Geotrac, or has an option to purchase stock in Geotrac, (i) the Company will vote all of its shares in Geotrac to fix and maintain the number of directors on the Geotrac Board of Directors at five, (ii) the Company will vote its shares in Geotrac to elect as directors of Geotrac two persons designated by the former majority shareholder,

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3. INVESTMENT IN AND ACQUISITION OF GEOTRAC, INC. -- (CONTINUED)

(iii) the termination of the former majority shareholder as an employee of Geotrac will require the vote of four out of five members of the Board of Directors, and (iv) certain actions by Geotrac will require the unanimous approval of the Geotrac Board of Directors, including any merger or consolidation, the payment of management or similar fees to the Company or its subsidiaries and affiliates, the sale or issuance of Geotrac stock, and the sale of Geotrac assets outside the ordinary course of business to anyone other than an affiliate of Geotrac. The former majority shareholder also has a right of first refusal to purchase the assets of Geotrac in the event such assets are to be sold.

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                     DECEMBER 31,
                                                       LIFE    -------------------------
                                                      (YEARS)     1997          1998
                                                      -------  -----------   -----------
Computer equipment and software.....................    3-5    $ 2,864,348   $ 8,472,112
Office furniture and equipment......................     5         575,940     2,060,498
Leasehold improvements..............................     5          31,673       148,471
Maps and map database...............................     5         194,954     2,029,221
Automobiles.........................................     5              --        23,608
                                                               -----------   -----------
                                                                 3,666,915    12,733,910
Less -- accumulated depreciation and amortization...            (1,335,579)   (4,226,013)
                                                               -----------   -----------
                                                               $ 2,331,336   $ 8,507,897
                                                               ===========   ===========

     Maps and map database, which are used as a basis for making flood zone determinations, include the capitalized costs of purchasing maps as well as the direct labor cost of converting the maps to digitized computer files.

     Depreciation and amortization expense was $309,188, $611,954 and $2,941,602 in 1996, 1997 and 1998, respectively.

NOTE 5. NOTE PAYABLE

     The Company had a revolving line of credit agreement with a bank that provided for borrowings of up to $600,000 subject to 80% of eligible receivables, as defined. Interest was payable monthly at the bank's prime rate plus 1% (9.5% at December 31, 1997). The principal balance plus accrued interest were due on demand. The line of credit was repaid in August 1998 and the agreement was terminated.

NOTE 6. NOTES RECEIVABLE AND PAYABLE -- AFFILIATES

     On March 31, 1998, the Company entered into a $4,950,000 promissory note with an affiliate that had previously advanced funds to the Company. The note, which is included in "Current portion of notes and interest payable-affiliates" in the accompanying December 31, 1998 consolidated balance sheet, bears interest at 8.5% per annum and is payable in full together with accrued interest in April 1999. The note was subsequently repaid from proceeds received from the initial public offering.

     On April 1, 1998, the Company entered into a $4,950,000 promissory note with an affiliate to which the Company had previously advanced funds. The note, which is reflected as "Note and interest receivable -- affiliate" in the accompanying December 31, 1998 consolidated balance sheet, bears interest at 8.5% per annum and is payable in full together with accrued interest in April 1999. The note was subsequently repaid by

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6. NOTES RECEIVABLE AND PAYABLE -- AFFILIATES -- (CONTINUED)
BIG from funds made available to BIG by a loan from a subsidiary of the selling shareholder in the initial public offering.

     In May 1998, the Company entered into a sales and assignment agreement with certain affiliated companies whereby certain assets were transferred and assigned to the Company, effective April 1998, for use in its business. The assets, consisting of telephone equipment and computer hardware and software, were transferred at their net book value as of the date of transfer in exchange for consideration consisting of $325,075 in cash and two promissory notes totaling $2,802,175 ($2,663,424 at December 31, 1998). The notes, which are included in notes payable -- affiliates in the accompanying December 31, 1998 consolidated balance sheet, require monthly installment payments of $15,417 plus accrued interest and mature in April 1999 and December 2000. These notes were subsequently repaid from proceeds received from the initial public offering.

     In July 1998, in connection with the Geotrac acquisition, the Company issued a note payable to Geotrac's previous majority shareholder in the amount of $1,500,000. The note requires quarterly interest payments at a fixed interest rate of 8.5%. The entire principal and accrued interest is payable on January 6, 2000. The note is included in "Notes payable -- affiliates, less current portion" in the accompanying consolidated balance sheet at December 31, 1998. The note was subsequently repaid from proceeds received from the initial public offering.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997         1998
                                                              ----------   -----------
Note payable to bank, interest at Company's option of:1) the current prime rate; 2) a seven year fixed rate; 3) a
  certain percentage over the LIBOR rate based upon a
  formula; or 4) a combination of the above rates, due in
  quarterly installments of $312,500, plus accrued interest
  thereon (7.75% at December 31, 1998), plus annual
  prepayments in an amount equal to fifty percent of excess
  cash flow, as defined, with the final payment due June
  2004, collateralized by certain fixed assets of the
  Company...................................................  $       --   $ 6,875,000
Note payable to bank, interest at a fixed rate of 8.19%, due in monthly principal and interest installments of $66,965, with the final payment due December 2000, collateralized
  by certain fixed assets of the Company....................   2,131,000     1,479,541
Note payable to bank, interest at the lender's base lending
  rate (7.75% at December 31, 1998), due in monthly
  principal installments of $16,854, plus accrued interest
  thereon, with the final payment due December 2000,
  collateralized by certain fixed assets of the Company and
  guaranteed by the Company's Parent........................     606,750       404,500
Promissory note to bank, interest at a fixed rate of 8.19%,
  due at maturity on February 28, 1998, collateralized by
  certain fixed assets of the Company.......................     500,000            --
Notes payable to banks, interest at both fixed (8.19%) and
  at the lender's base lending rate (7.75% at December
  31,1998), due in monthly principal installments ranging
  from $1,000 to $5,104, with the final payments due from
  December 1999 to 2000, collateralized by certain fixed
  assets of the Company, with certain notes guaranteed by
  the Company's Parent......................................     471,725       302,119
Capitalized equipment lease obligations (net of interest of
  approximately $91,000) due in monthly principal and
  interest payments of approximately $74,000 through
  2001......................................................          --     1,436,323
                                                              ----------   -----------
                                                               3,709,475    10,497,483
Less current maturities.....................................   1,522,822     3,026,944
                                                              ----------   -----------
                                                              $2,186,653   $ 7,470,539
                                                              ==========   ===========

     Certain of the Company's debt agreements contain cross-default provisions whereby the Company's debt instruments could be in default if any of the Company's affiliates are in default on debt instruments with the same financial institution. Additionally, the note payable to bank totaling $6,875,000 at December 31, 1998 contains various covenants requiring a subsidiary of the Company to maintain certain financial ratios, as follows: (1) net worth, as defined, of at least $7,750,000 through December 31, 1998 increasing by 50% of net income thereafter, (2) leverage ratio, as defined, of not greater than 2.5 to 1.0 through December 1999 and 2.0 to 1.0 thereafter, (3) cash flow coverage ratio, as defined, of at least 1.10 to 1.0 through December 1998, 1.15 to 1.0 through December 1999 and 1.20 to 1.0 thereafter), restricts the payment of dividends to 50% of excess cash flows (as defined), and limits the payment of management fees to $350,000 on an annual basis. In the opinion

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7. LONG-TERM DEBT -- (CONTINUED)

of management, the Company and BIG and its affiliates were in compliance with their required debt covenants.

     In connection with the Company's initial public offering, all debt obligations referred to above, excluding the note payable to bank totaling $6,875,000 at December 31, 1998 and the capitalized lease obligations totaling $1,436,323 at December 31, 1998, were repaid in full from proceeds received from the initial public offering. Additionally, all debt instruments containing cross-default provisions were repaid by BIG from funds made available to BIG by a loan from a subsidiary of the selling shareholder in the initial public offering.

     After repayment of the debt obligations from proceeds received from the Company's initial public offering, aggregate maturities of the remaining long-term debt are as follows for the years ended December 31:

1999........................................................  $1,941,585
2000........................................................   1,753,562
2001........................................................   1,491,176
2002........................................................   1,250,000
2003........................................................   1,250,000
Thereafter..................................................     625,000
                                                              ----------
                                                              $8,311,323
                                                              ==========

     At December 31, 1998, property and equipment includes $1,713,595 and $348,857 of assets and accumulated amortization, respectively, recorded under capital leases. At December 31, 1998, $691,584 of the capital lease obligations is included in "Current portion of long-term debt" and $744,739 is included in "Long-term debt, less current portion" in the accompanying consolidated balance sheet. The leases bear interest at various rates between 3% to 5% per annum and expire at various dates through September 2001.

NOTE 8. PREFERRED STOCK OF SUBSIDIARY

     In connection with the Company's purchase of a 49% interest in Geotrac, Inc., BHDS issued 675,000 shares of non-cumulative, 8% Preferred Stock to a corporation owned by the half-brother of a director of the Company. The related party funded the Preferred Stock purchase by entering into a note agreement with a bank. The Preferred Stock served as collateral on the bank note and the Company acts as a guarantor. In May 1998, IMSG repurchased the outstanding Preferred Stock of BHDS in exchange for a note in the same amount. During December 1998, the note, which was payable in its entirety on December 31, 1998, was refinanced with the same lender into an installment note requiring monthly payments of principal and accrued interest of $138,701 (interest rate of 8.566%) commencing in January 1999 until its maturity in August 2002. At December 31, 1998, $1,225,557 is included in "Current portion of notes and interest payable -- affiliates" and $3,902,677 is included in "Notes payable -- affiliates, less current portion," in the accompanying consolidated balance sheet, which reflects the modification of the terms of the loan. Subsequent to May 1998, the Preferred Stock of BHDS, currently held by IMSG, was exchanged for 675,000 shares of 8 1/2% cumulative Preferred Stock of BHDS. The non-cumulative 8% Preferred Stock was then retired. The new Preferred Stock serves as collateral on the bank note held by the related party. Dividends declared on the Preferred Stock during 1997 and 1998 were $229,315 and $189,370, respectively, and are included in "Interest expense" in the accompanying consolidated statements of income as the amounts are insignificant and the preferred stock has certain characteristics similar to debt. The installment note was subsequently repaid from proceeds received from the initial public offering.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9. SHAREHOLDERS' EQUITY

  Long Term Incentive Plan

     The Long-Term Incentive Plan (the "Incentive Plan") has been approved by the Company's Board of Directors and shareholders. A total of 875,000 shares of Common Stock may be issued pursuant to the Incentive Plan. The Incentive Plan provides for the grant of incentive or nonqualified stock options to purchase shares of Common Stock. Immediately following completion of the initial public offering, employees of the Company were granted options to purchase a total of 505,500 shares of Common Stock at the initial public offering price of $11.00. All such options expire on the tenth anniversary from the date of grant. Options shall become exercisable 60% after three years, 20% after four years and 20% after five years.

  Non-Employee Directors' Stock Option Plan

     The Non-Employee Directors' Stock Option Plan (the "Non-Employee Director Plan") has been adopted by the Company's Board of Directors and shareholders. The Non-Employee Director Plan provides for the grant of nonqualified stock options to purchase up to 7,200 shares of Common Stock in any three-year period to members of the Board of Directors who are not employees of the Company. A total of 200,000 shares may be issued pursuant to this plan. Immediately following completion of the initial public offering, each non-employee director was granted options to purchase 6,000 shares of Common Stock at the initial public offering price of $11.00. Non-employee directors receiving such options will become vested in options for the purchase of 800 shares of Common Stock after the adjournment of each annual meeting of shareholders of the Company, to the extent he or she has been granted options that have not yet vested, and provided that he or she is then a non-employee director of the Company. In addition, each non-employee director shall become vested in options for the purchase of 400 shares of Common Stock upon the adjournment of each regularly scheduled quarterly meeting of the Board of Directors (other than following the annual meeting of shareholders), to the extent he or she has been granted options that have not yet vested, and provided that he or she is then a non-employee director of the Company. All options granted will have an exercise price equal to the fair market value of the Common Stock as of the date of grant, will become exercisable upon vesting, and will expire on the sixth anniversary of the date of grant.

  Non-Qualified Stock Option Plan

     The Non-Qualified Stock Option Plan (the "Non-Qualified Plan") has been approved by the Company's Board of Directors and shareholders. The Non-Qualified Plan provides for the grant of non-qualified stock options to purchase up to 125,000 shares of Common Stock. Immediately following completion of the initial public offering, options to purchase 125,000 shares of Common Stock at the initial public offering price ($11.00) were granted to certain executive officers of BIG. All of such options expire on the tenth anniversary from the date of grant. Options shall become exercisable 60% after three years, 20% after four years and 20% after five years.

  Preferred Stock

     The Company is authorized to issue 20,000,000 shares of Preferred Stock, $.0l par value per share. The Board of Directors has the authority, without any further vote or action by the Company's shareholders, to issue Preferred Stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, and limitations of those series to the full extent now or hereafter permitted by Florida law. The Company has no present intention to issue shares of Preferred Stock, although it may determine to do so in the future.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10.  INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                       1996         1997         1998
                                                     ---------   ----------   ----------
Current:
  Federal..........................................  $ 441,600   $1,686,500   $2,090,400
  State............................................     70,200      294,700      450,000
                                                     ---------   ----------   ----------
                                                       511,800    1,981,200    2,540,400
                                                     ---------   ----------   ----------
Deferred:
  Federal..........................................    (98,900)     112,400      435,400
  State............................................    (16,900)      18,600       66,600
                                                     ---------   ----------   ----------
                                                      (115,800)     131,000      502,000
                                                     ---------   ----------   ----------
                                                     $ 396,000   $2,112,200   $3,042,400
                                                     =========   ==========   ==========

     Reconciliation of the federal statutory income tax rate of 34% to the effective income tax rate is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                        1996        1997         1998
                                                      --------   ----------   ----------
Federal income taxes, at statutory rates............  $344,400   $1,877,400   $2,344,400
State taxes, net of federal benefit.................    35,200      200,400      323,500
Equity in earnings of Geotrac, Inc..................        --      (68,300)          --
Minority interest...................................        --           --      160,800
Dividends declared on Preferred Stock of
  Subsidiary........................................        --       78,000       64,400
Non-deductible goodwill.............................        --       24,400       85,500
Other, net..........................................    16,400          300       63,800
                                                      --------   ----------   ----------
                                                      $396,000   $2,112,200   $3,042,400
                                                      ========   ==========   ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Deferred tax assets:
  Vacation pay..............................................  $172,400   $207,700
  Deferred recognition of life-of-loan premium..............        --    735,200
  Deferred revenue..........................................        --     65,000
  Other.....................................................        --      1,100
Deferred tax liability:
  Goodwill and customer list bases differences..............        --    (30,600)
  Depreciation and fixed asset bases differences............  (174,700)   (11,400)
                                                              --------   --------
Net deferred tax asset (liability)..........................  $ (2,300)  $967,000
                                                              ========   ========

     An Internal Revenue Service audit of BIG resulted in an adjustment to the taxable income of BHDS for the 1995 and 1996 tax years. As a result, the Company has established a deferred tax asset for the future

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10.  INCOME TAXES -- (CONTINUED)

income tax deductions on life-of-loan insurance policies. This adjustment has no impact on current or deferred income tax expense for 1998.

     In connection with the Company's purchase of the remaining 51% of Geotrac, Inc.'s common stock on July 1, 1998, a deferred tax asset of $585,000 was recorded. Accordingly, the deferred income taxes of Geotrac, Inc. related to the period from January 1, 1998 to June 30, 1998 are not reflected in the accompanying consolidated statement of income for the year ended December 31, 1998.

NOTE 11. COMMITMENTS AND CONTINGENCIES

  Risks and Uncertainties

     The Company derives a substantial portion of its revenues from outsourcing services provided to its principal shareholder, BIG. The Company has entered into contracts with BIG pursuant to which it will continue to provide administrative services to BIG (See Note 12). The Company's future financial condition and results of operations will depend to a significant extent upon the commercial success of BIG and its continued willingness to utilize the Company's services. Any significant downturn in the business of BIG or its commitment to utilize the Company's services could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's business is dependent upon various factors, such as general economic conditions and weather patterns, which are beyond its control. For example, the demand for flood zone determinations by lenders and their customers is directly related to the affordability of mortgage financing and refinancing. Current interest rates are relatively low and therefore conducive to a higher volume of mortgage lending and flood zone determinations. An increase in interest rates could have a negative impact on mortgage lending and consequently also on the level of flood zone determinations requested. Fluctuations in interest rates will likely produce fluctuations in the Company's quarterly earnings and operating results. Likewise, natural disasters such as hurricanes, tornadoes and floods, all of which are unpredictable, directly impact the demand for both the Company's outsourcing and flood zone determination services.

  Legal Proceedings

     Bankers Insurance Company ("BIC"), the Company's principal customer and a wholly-owned subsidiary of BIG, is currently subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from BIC's use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. In addition, BIC and certain of its employees (one of whom is now an officer of IMS and several of whom are now employees of the Company) have been subpoenaed on behalf of the Federal Emergency Management Agency ("FEMA") to produce documentation or testify in connection with its investigation of certain cash management and claims processing practices of BIC. BIC is currently involved in discussions relating to the resolution of certain matters raised in the investigation. If the parties are unable to reach agreement in these matters, the United States could file suit under the False Claims Act and/or various common law and equitable theories. In the event either or both of these investigations or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss or material decrease in the Company's business from BIC, which would have a material adverse effect on the Company's business, financial condition and results of operations. The management of BIC and the Company do not believe the outcome of these investigations will have a material adverse effect on the business, financial condition or results of operations of BIC or the Company. Since the investigations are in the early stages, it is impossible at this time to predict the ultimate outcome of these investigations.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     The Company is involved in various legal actions arising in the ordinary course of business. Management cannot predict the outcome of these matters. It is management's belief, after discussion with legal counsel, that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

  Common Stock Awards

     Prior to the Company's acquisition of Geotrac, Inc., Geotrac's president had a non-binding commitment to grant to certain former and current employees options to purchase shares of Geotrac, Inc. common stock held by the president and his wife, for prior employee services rendered. During May 1998, the president and his wife contributed 46.45 shares of their Common Stock to these individuals which is recorded as deferred compensation (non-recurring item) totaling $728,069 in the accompanying December 31, 1998 statement of income. The valuation of the Common Stock used to compute the deferred compensation expense was determined by dividing the purchase price of $7,994,250 for the 51% interest in Geotrac by 510 shares, the remaining shares purchased.

  Employment Agreements

     The Company entered into employment agreements with certain members of its executive management team, which became effective on completion of the initial public offering. The agreements provide for employment terms of three years and shall continue indefinitely until terminated by either party pursuant to the terms of the agreements. In the event an employment agreement is terminated by the Company without cause, the employee shall be entitled to earned, but unpaid benefits as well as a "Severance Payment" equal to the employee's then current annual base salary, subject to adjustment as defined. The agreements contain non-compete provisions, which prevent a terminated employee from soliciting customers, prospective customers or employees of the Company.

     In connection with the acquisition of Geotrac, Inc., the Company entered into an employment agreement with the president and chief executive officer of Geotrac, Inc. ("Mr. White"). This agreement provides for an initial term of four years and shall continue in effect thereafter until terminated by either party upon 90 days prior written notice. The agreement provides for an initial annual base salary of $150,000 subject to annual review by Geotrac, Inc.'s Board of Directors. In the event of Mr. White's death or disability, Geotrac, Inc.'s obligations under the agreement will automatically terminate, except that Mr. White shall be entitled to severance equal to his then current annual base salary. The agreement further provides that, in the event of termination by Geotrac, Inc. without cause (as defined therein) or by Mr. White for good reason (as defined therein), or in the event the agreement is not renewed for any reason other than death, disability or for cause, then Geotrac, Inc. shall pay Mr. White at the rate of his annual base salary then in effect for the longer of
(i) the remainder of the term of the agreement and (ii) one year after such termination date, subject to a credit of up to 75% of the base salary paid to Mr. White by his new employer, if any. The agreement contains certain non-compete provisions which prevent Mr. White from engaging in the flood zone compliance business within a specified area and soliciting or employing any Geotrac, Inc. employees.

  Year 2000 Issue

     The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12. RELATED PARTY TRANSACTIONS

  Service and Administrative Agreements

     During 1996 and 1997, the Company provided information technology services to affiliated entities based generally on actual cost incurred (including selling, general and administrative expenses), which amounted to $4,787,772 and $3,236,255 of the outsourcing revenues for 1996 and 1997, respectively. For the year ended December 31, 1998, these charges are included in the fee structure related to the affiliated service agreement discussed below.

     In 1997, the Company charged a monthly fee for its policy and claims administration services based on certain factors under the terms of the 1997 service agreements with BIG and other affiliated companies. For policy and claims administration, the Company charged a fee based on a percentage of direct written premiums and a percentage of direct paid losses for certain lines of business, as defined, respectively. The fee ranged from 8.5% to 9% for services rendered in connection with policy administration and .5% to 15% for claims administration related to these policies. Also, in 1997 the Company processed claims for BIG and its other affiliates related to those lines of business not covered under the servicing agreement and provided other miscellaneous services on a cost reimbursement basis. Amounts charged related to this claims processing and other miscellaneous services amounted to $9,518,525 for 1997.

     Effective January 1, 1998, the Company and BIG, along with its affiliates, entered into a service agreement which replaced the previous arrangement. For policy administration, the Company charges a fee, ranging from 8% to 10% of direct written premiums for certain lines of business, as defined. In 1998, in addition to policy processing services previously provided under the 1997 service agreements, the Company also provides policy processing related to its affiliated companies' automobile lines of business. In addition, claims services that were previously provided on a cost reimbursement basis are included in its 1998 affiliated servicing agreements. For claims administration, the Company charges fees ranging from 7% to 12.50% of direct earned premiums, except for flood related programs which are based on 1% of earned premiums and 1.5% of incurred losses. Also, a service fee of 2% of direct earned premiums is charged related to information technology services.

     Under these service agreements, the Parent company accounted for $16,359,821 and $36,068,944 of total outsourcing revenue in 1997 and 1998, respectively.

     Effective December 1, 1998, the Company entered into a Service Agreement with Bankers Life Insurance Company ("BLIC"), an indirect subsidiary of BIG, pursuant to which the Company provides certain administrative services and allows BLIC to make use of certain of the Company's property, equipment and facilities in connection with BLIC's day-to-day operations. Under the Service Agreement, as amended, BLIC agrees to pay the Company predetermined fees on a quarterly basis. The term of the Service Agreement with BLIC ends on June 1, 2001, but may be terminated at any time by BLIC upon 90 days prior written notice.

     Effective January 1, 1999, these fee arrangements were modified to provide for tiered pricing based on the volume of business processed. These modifications resulted in a reduction in the base fees charged for certain lines of business and increases in base fees charged for other lines of business to better reflect the services provided and competitive market rates for such services. The term of each Service Agreement shall expire in June 2001, provided that it shall thereafter be automatically extended until terminated upon 90 days prior notice by either party.

     The Company has historically been charged a monthly management fee under an administrative services agreement with BIG for common costs that are incurred by its Parent and allocated to its affiliated companies. These common costs include human resources, legal, corporate planning and communications, cash manage-

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12. RELATED PARTY TRANSACTIONS -- (CONTINUED)

ment, certain executive management and rent. The basis of allocation for the management services is employee head counts and estimates of time incurred, which management believes to be a reasonable basis of allocation. Total management fees in 1996 and 1997 were $1,053,546 and $2,343,866, respectively. Effective January 1, 1998, the Company is being charged for these services, exclusive of rent, generally based on agreed-upon amounts (quarterly fee of $396,250 and an annual fee of $120,000 for routine legal services) totaling $2,250,490 for the year ended December 31, 1998. The current term of the agreement expires on December 31, 1999, but may be renewed by the Company, at its sole option, for an additional one-year period. Thereafter, the agreement may be terminated by either party.

     Effective as of January 1, 1999, the administration services agreement was amended to eliminate certain accounting and internal audit service functions (which functions are currently performed by the Company directly) and to reduce the quarterly fee payable by the Company to BIG to $258,750, subject to renegotiation by either party.

     Prior to December 31, 1997, the Company was also charged for rental expenses through the management services allocated from its Parent as discussed above. Subsequent to this time, the Company entered into specific lease agreements for its office space. The future minimum lease payments under these non-cancelable operating leases are $1,384,180 for the year ending December 31, 1999. For financial statement purposes, rent expense of $1,009,222 for the year ended December 31, 1998 is included in "Management services from Parent" in the accompanying consolidated statements of operations.

     The Company leases certain employees, from time to time, that have been trained in customer service and other areas of property and casualty insurance, from its affiliated companies. The Company has agreed to pay all direct and indirect expenses in connection with these employees. These charges are included in cost of outsourcing services and selling, general and administrative expenses and amounted to $6,635,249 and $6,124,060 for years ended December 31, 1997 and 1998, respectively.

     Effective January 1, 1998, the Company entered into a perpetual license agreement with BIG and BIC pursuant to which the Company licensed its primary operating systems from BIG and BIC in exchange for a nominal fee. The license agreement provides that the Company shall be solely responsible for maintaining and upgrading the systems and shall have the authority to license such systems to third parties.

     Flood zone determination services performed for affiliated companies amounted to $414,209, $1,028,359 and $1,279,689 for 1996, 1997 and 1998,
respectively.

  Intercompany Accounts

     The Company's due from affiliates, including the note receivable -- affiliate, generally resulted from the zero balance account arrangement with BIG (See Note 2) whereby the Company's excess cash was swept into BIG's operating cash account. The Company's due to affiliates, including the note payable -- affiliate, generally resulted from the Company's affiliates advancing service fees and paying certain expenses on behalf of the Company. The Company's income tax payable to Parent represents the current income tax liability owed to the Parent under the intercompany tax sharing/allocation agreement.

     On July 31, 1998, the Parent sold an approximate 20% interest in the Company to Venture Capital Corporation ("VCC"), a Cayman Islands corporation. VCC acquired its interest in the Company directly from the Company's Parent. VCC is wholly-owned by a discretionary charitable trust. The sole trustee of this trust is a Cayman Islands bank unaffiliated with BIG, the Company or their respective officers or directors. BIG is indirectly owned by a separate Cayman Islands corporation which is owned by a separate discretionary charitable trust. The sole trustee of this trust is a Cayman Islands corporation unaffiliated with BIG, the

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12. RELATED PARTY TRANSACTIONS -- (CONTINUED)

Company or their respective officers or directors. The declaration of each trust provides that the same not-for-profit Cayman Islands corporation possesses the discretionary power to (i) direct the trustee to appoint the trust fund to another trust for the benefit of one or more of the beneficiaries of the trust and (ii) remove the trustee and appoint one or more new trustees outside the Cayman Islands. The Board of Directors of this entity includes certain executive officers of BIG and the Company. VCC sold a portion of its interest in the Company in the initial public offering, and a subsidiary of VCC lent approximately $12.0 million to BIG in exchange for a subordinated note. A portion of the funds received by BIG were used to satisfy the "Due from affiliates" and the "Note receivable -- affiliate" recorded by the Company. Additionally, the Company used a portion of the offering proceeds to repay the "Due to affiliates", income taxes payable to Parent and "Note payable -- affiliate" balances.

     Certain officers and directors of the Company also serve as officers and directors of BIG. Effective as of the completion of the Company's initial public offering, certain of these officers and directors resigned from their positions with BIG. However, the Company's Chairman of the Board, President and Chief Executive Officer will continue to serve as Vice Chairman of the Board of Directors of BIG, and two other directors of the Company will continue to serve as executive officers and/or directors of BIG. As the interests of the Company and BIG may differ, these individuals may face certain conflicts of interests.

     In September 1998, the Company formed IMS Direct, Inc., a Florida corporation, to directly market insurance products to consumers. IMS Direct, Inc. purchased nominal assets from BIG to begin its operations.

     This note should also be read in conjunction with the other notes to the financial statements for additional related party transactions.

NOTE 13. EMPLOYEE BENEFIT PLANS

     The Company's employees participate in its Parent company's 401(k) plan which covers substantially all employees. To participate in the plan, employees must be at least 18 years old and have completed 90 days of service. The Company makes matching contributions of up to 5% of each participant's deferral. The Company's expense related to this plan was approximately $121,390, $466,096 and $647,072 in 1996, 1997 and 1998, respectively.

     In addition, the Company's employees participate in self-insured medical and dental plans provided by the Parent. The medical program provides for specific excess loss reinsurance for individual claims greater than $60,000 for any one claimant and aggregate claims greater than $1,000,000. The Company accrues the estimated liabilities for the ultimate costs of both reported claims and incurred but not reported claims.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14. SEGMENT INFORMATION

     The Company primarily operates in two business segments within the United States; providing policy and claims administration services and flood zone determinations. No unaffiliated customer accounted for more than 10% of the Company's total revenues for the periods presented. The following table provides information about these reportable segments as required by SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information":

                                                                    INTERCOMPANY
                                     OUTSOURCING     FLOOD ZONE     ELIMINATIONS   CONSOLIDATED
                                      SERVICES     DETERMINATIONS    AND OTHER        TOTALS
                                     -----------   --------------   ------------   ------------
1996
Operating revenues -- affiliated...  $ 4,819,786    $   417,949     $   (35,754)   $ 5,201,981
Operating
  revenues -- unaffiliated.........      337,458      7,291,031              --      7,628,489
Operating income...................      (78,801)     1,167,115              --      1,088,314
Interest expense...................       11,901         63,449              --         75,350
Depreciation and amortization......      171,683        137,505              --        309,188
Identifiable assets................    1,508,426      1,932,816              --      3,441,242
Equity in earnings of Geotrac,
  Inc..............................           --             --              --             --

1997
Operating revenues -- affiliated...  $30,374,066    $ 1,028,359     $(1,259,465)   $30,142,960
Operating
  revenues -- unaffiliated.........      599,443      7,763,576              --      8,363,019
Operating income...................    3,290,830      2,408,676              --      5,699,506
Interest expense...................       69,781        308,879              --        378,660
Depreciation and amortization......      404,830        278,842              --        683,672
Identifiable assets................    8,178,483     11,353,222              --     19,531,705
Equity in earnings of Geotrac,
  Inc..............................           --        201,009              --        201,009

1998
Operating revenues -- affiliated...  $37,596,598    $ 1,279,689     $(1,527,654)   $37,348,633
Operating
  revenues -- unaffiliated.........    1,989,306     24,454,558              --     26,443,864
Operating income...................    1,867,742      7,238,810              --      9,106,552
Interest expense...................    1,078,759      1,115,594              --      2,194,353
Depreciation and amortization......    2,236,940      2,074,071              --      4,311,011
Identifiable assets................   18,664,056     28,443,025      (7,205,226)    39,901,855
Minority interest..................           --       (472,803)             --       (472,803)

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15. SUBSEQUENT EVENTS -- UNAUDITED

  Recent Acquisitions

     Effective January 7, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Colonial Catastrophe Claims Corporation, a Florida corporation ("Colonial Catastrophe"), from J. Douglas Branham and Felicia A. Rivas, husband and wife, in exchange for (i) 154,545 shares of Common Stock, (ii) cash in the amount of $500,000, (iii) a promissory note in the principal amount of $500,000, and (iv) an additional payment of $300,000, payable in additional shares of Common Stock, based upon the net income before taxes of Colonial Claims (as hereinafter defined) for the year ending December 31, 1999. On January 15, 1999, Colonial Catastrophe was merged into the acquiring subsidiary and the name of the acquiring subsidiary was changed to "Colonial Claims Corporation" (hereinafter "Colonial Claims"). In addition, Colonial Claims entered into a separate employment agreement with each of Mr. Branham and Ms. Rivas pursuant to which they will serve as employees of Colonial Claims. Each of the employment agreements is for a period of five years and provides for an initial annual base salary of $102,000 (subject to a 5% increase), plus additional compensation based on annual revenues of the Colonial Claims business.

  Unaudited Pro Forma Condensed Consolidated Balance Sheet Data

     The following unaudited pro forma condensed consolidated balance sheet data reflects (i) the application of the net proceeds from the issuance and sale of 2,000,000 shares of Common Stock offered by the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, and (ii) the settlement or satisfaction of intercompany accounts from funds made available to BIG by a loan from a subsidiary of the Selling Shareholder, using a portion of the net proceeds of this offering received by the Selling Shareholder (in thousands):

                                                                   DECEMBER 31, 1998
                                                         --------------------------------------
                                                                       PRO FORMA
                                                         HISTORICAL   ADJUSTMENTS    PRO FORMA
                                                         ----------   -----------   -----------
                                                                      (UNAUDITED)   (UNAUDITED)
BALANCE SHEET DATA:
Working capital........................................   $(4,295)     $ 13,363       $ 9,068
Total current assets...................................    13,268         1,348        14,616
Total assets...........................................    39,902           557        40,459
Total current liabilities..............................    17,563       (12,015)        5,548
Long-term debt, less current portion...................     7,471        (1,101)        6,370
Notes payable -- affiliates, less current portion......     5,528        (5,528)           --
Total shareholders' equity.............................     8,689        19,200        27,889

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors Geotrac, Inc.

     We have audited the accompanying balance sheet of Geotrac, Inc. (formerly YoSystems, Inc.) as of December 31, 1997, and the related statements of income, shareholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geotrac, Inc. as of December 31, 1997 and the results of its operations and its cash flows the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          GRANT THORNTON LLP

Tampa, Florida
May 29, 1998

                                 GEOTRAC, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1997

                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 1,897,262
  Accounts receivable, net..................................    2,227,236
  Prepaid expenses..........................................      278,734
  Deferred tax assets.......................................      290,000
                                                              -----------
          Total current assets..............................    4,693,232
PROPERTY AND EQUIPMENT, net.................................    3,419,916
OTHER ASSETS
  Goodwill, net.............................................    8,662,804
  Customer contracts, net...................................    1,516,667
  Deferred tax assets.......................................       25,000
  Other.....................................................      319,063
                                                              -----------
          Total assets......................................  $18,636,682
                                                              ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt.........................  $ 1,250,000
  Current portion of capital lease obligations..............      288,952
  Accounts payable..........................................      120,754
  Income taxes payable......................................      297,000
  Deferred compensation.....................................      705,000
  Other current liabilities.................................      629,318
                                                              -----------
          Total current liabilities.........................    3,291,024
LONG-TERM DEBT, less current portion........................    7,187,500
CAPITAL LEASE OBLIGATIONS, less current portion.............      557,356
DEFERRED REVENUE............................................      475,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value, 1,000 shares authorized;
     1,000 shares issued and outstanding....................           10
  Additional paid-in capital................................    6,715,570
  Retained earnings.........................................      410,222
                                                              -----------
          Total shareholders' equity........................    7,125,802
                                                              -----------
          Total liabilities and shareholders' equity........  $18,636,682
                                                              ===========

         The accompanying notes are an integral part of this statement.

                                 GEOTRAC, INC.

                              STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1997

REVENUES
  Flood zone determination services.........................  $6,242,815
  Other revenues............................................      93,210
                                                              ----------
          Total revenues....................................   6,336,025
                                                              ----------
EXPENSES
  Cost of revenues..........................................   2,678,557
  Selling, general and administrative expense...............   1,319,434
  Deferred compensation (non-recurring item)................     732,795
  Depreciation and amortization.............................     594,045
                                                              ----------
          Total expenses....................................   5,324,831
                                                              ----------
OPERATING INCOME............................................   1,011,194
OTHER INCOME (non-recurring item)...........................   1,700,000
INTEREST EXPENSE............................................    (338,391)
                                                              ----------
INCOME BEFORE PROVISION FOR INCOME TAXES....................   2,372,803
PROVISION FOR INCOME TAXES..................................     272,000
                                                              ----------
NET INCOME..................................................  $2,100,803
                                                              ==========

         The accompanying notes are an integral part of this statement.

                                 GEOTRAC, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY

                                                            ADDITIONAL
                                                  COMMON     PAID-IN      RETAINED
                                                  STOCK      CAPITAL      EARNINGS        TOTAL
                                                 --------   ----------   -----------   -----------
Balance at December 31, 1996...................  $      5   $    5,995   $   (31,001)  $   (25,001)
  Dividend paid to S Corporation shareholder...        --           --    (1,700,000)   (1,700,000)
  Sale of Common Stock.........................         5    6,749,995            --     6,750,000
  Recapitalization of Company for change from S
     corporation to C corporation..............        --      (40,420)       40,420            --
  Net income...................................        --           --     2,100,803     2,100,803
                                                 --------   ----------   -----------   -----------
Balance at December 31, 1997...................  $     10   $6,715,570   $   410,222   $ 7,125,802
                                                 ========   ==========   ===========   ===========

         The accompanying notes are an integral part of this statement.

                                 GEOTRAC, INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $2,100,803
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     594,045
     Deferred federal income tax credit.....................    (315,000)
     Changes in assets and liabilities:
       Accounts receivable..................................       8,284
       Prepaid expenses and other assets....................     (73,945)
       Accounts payable and other liabilities...............      63,058
       Deferred compensation................................     705,000
       Income taxes payable.................................     297,000
       Deferred revenue.....................................     (25,000)
                                                              ----------
          Net cash provided by operating activities.........   3,354,245
                                                              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (153,371)
  Acquisition of business, net of cash acquired.............  (6,163,057)
                                                              ----------
          Net cash used in investing activities.............  (6,316,428)
                                                              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of note payable from shareholder..................    (200,000)
  Proceeds from note payable................................     447,800
  Payments on note payable..................................    (312,500)
  Payments on capital lease obligations.....................    (125,993)
  Dividend paid to S corporation shareholder................  (1,700,000)
  Sale of Common Stock......................................   6,750,000
                                                              ----------
          Net cash provided by financing activities.........   4,859,307
                                                              ----------
INCREASE IN CASH AND CASH EQUIVALENTS.......................   1,897,124
CASH AND CASH EQUIVALENTS, beginning of period..............         138
                                                              ----------
CASH AND CASH EQUIVALENTS, end of period....................  $1,897,262
                                                              ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $  155,110
                                                              ==========
  Cash paid for income taxes................................  $  290,000
                                                              ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the year ended December 31, 1997, the Company financed the acquisition of SMS Geotrac, Inc. with $8,250,000 of debt and incurred $337,035 of deferred financing costs.

     During the year ended December 31, 1997, the Company acquired $25,398 in equipment under a capital lease.

     Acquisition of business net of cash acquired:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Fair value of assets acquired...............................  $17,308,778
Liabilities assumed.........................................   (2,308,778)
Debt issued.................................................   (8,250,000)
Cash acquired...............................................     (586,943)
                                                              -----------
                                                              $ 6,163,057
                                                              ===========

         The accompanying notes are an integral part of this statement.

                                 GEOTRAC, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

     Geotrac, Inc. (the "Company"), formerly YoSystems, Inc., is a provider of flood zone determination services for financial services companies and individuals located throughout the United States.

     On July 31, 1997, the Company acquired the outstanding stock of SMS Geotrac, Inc., a wholly-owned subsidiary of Strategic Mortgage Services, Inc. ("SMS"), an unrelated company, for $15,000,000. Prior to the acquisition, the Company had limited activity and was an S corporation for federal income tax purposes. The Company's principal activity prior to July 31, 1997 was to receive contingent earnout payments from the sale of its operating assets during 1994 and to distribute any payments received to its shareholder.

     Simultaneous with the acquisition of SMS Geotrac, Inc., the Company sold 49% of its outstanding shares to Bankers Hazard Determination Services, Inc. ("BHDS"), a subsidiary of lnsurance Management Solutions Group, Inc. ("IMSG"), for $6,750,000. Such proceeds of the stock sale together with the proceeds of $8,250,000 from a bank borrowing were used to acquire SMS Geotrac, Inc. Subsequent to the acquisition, the Company changed its name from YoSystems, Inc. to Geotrac, Inc. As of July 31, 1997, the Company became a C corporation for federal income tax purposes.

     On May 12, 1998, the Company, its shareholders (including BHDS), IMSG and IMSG's parent, Bankers Insurance Group, Inc., executed a definitive agreement whereby all the shares of common stock held by the Company's president, his wife and by certain employees representing 51% of the outstanding shares, were acquired by IMSG and BHDS for total consideration of $7,994,250 consisting of:

Shares of IMSG common stock.................................  $5,766,181
Promissory note.............................................   1,500,000
Cash........................................................     728,069
                                                              ----------
                                                              $7,994,250
                                                              ==========

     During July 1998, the transaction was completed with the Company merging into BHDS, with BHDS as the surviving corporation, which simultaneously changed its name to Geotrac of America, Inc. The cross-license agreement with BHDS (See
Note 3) was terminated upon completion of the merger.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     In preparing the financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Concentration of Credit

     The Company provides flood zone determination services primarily to insurance companies and financial institutions throughout the United States. Credit is extended to customers (primarily financial services companies) based on management's assessment of their credit worthiness. Customer deposits are required in certain instances.

                                 GEOTRAC, INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided for using the straight-line method over the estimated useful life of the assets.

     Capitalized costs include the cost of purchasing maps as well as the direct labor cost of converting the maps to digitized computer files. The Company capitalizes the costs of acquiring and computerizing maps that are used as a basis for making flood zone determinations.

  Impairment of Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets and intangibles (including goodwill) whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized.

  Goodwill

     Goodwill of $8,847,119 related to the acquisition of SMS Geotrac, Inc., is being amortized using the straight-line method over twenty years. The amortization period was determined based on various factors including the nature of the product or service provided, the Company's strong market position and historical and projected operating results. Accumulated amortization at December 31, 1997 was $184,315.

  Customer Contracts

     In connection with the acquisition of SMS Geotrac, Inc., the Company estimated the fair value of its customer contracts and allocated $1,600,000 of the purchase price to such contracts. Customer contracts are being amortized using the straight-line method over eight years. The amortization period, which does not materially differ from the underlying contract lives, was determined based on historical and expected contract duration periods as well as the nature of the product and services provided. Accumulated amortization at December 31, 1997 was $83,333.

  Revenues

     The Company's flood zone revenues are principally derived from flood zone determination services and life-of-loan monitoring services. Flood zone determinations involve the Company ascertaining and certifying to a property's flood zone classification. Each determination is completed within a short period of time and is performed with a high degree of accuracy. Revenues for these services are recognized upon completion of each flood zone determination.

     The Company receives an up-front fee to provide life-of-loan monitoring of flood zone determinations whereby the Company notifies its customers of changes in previously issued flood zone determinations. The Company defers a portion of the fee associated with this future obligation and amortizes these amounts using the straight-line method over the average life of the underlying loan, approximately 7 years.

  Income Taxes

     Through July 31, 1997 the Company was an S corporation for federal income tax purposes. Accordingly, federal income taxes on net income of the Company were payable by the shareholder.

                                 GEOTRAC, INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Beginning August 1, 1997, the Company accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. At the date of the termination of the S corporation election, there were no deferred tax assets or liabilities created.

  Deferred Financing Costs

     The Company incurred financing costs of approximately $337,000 related to its bank borrowings. Such costs are being amortized using the straight-line method (approximates the effective yield method) over the term of the loan (see
Note 5).

  Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments at December 31, 1997, which includes cash, accounts receivable, accounts payable and debt, approximates fair value due to the short maturity of those instruments. The Company considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

  Segments and Related Information

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and geographic service areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. The Company only has one operating segment and one principal product or service (See Note
1). All the Company's operations are located within the United States and no individual customer represents more than 10% of total revenues for all periods presented herein.

  New Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains and losses) in a full set of financial statements as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS 130 did not have any effect on the financial statements.

                                 GEOTRAC, INC.

NOTE 3. ACQUISITION OF SMS GEOTRAC, INC.

     On July 31, 1997 the Company acquired all of the outstanding common stock of SMS Geotrac, Inc. (See Note 1) for a purchase cost of $15,000,000 which was funded as follows:

Cash contributed by BHDS....................................  $ 6,750,000
Bank borrowing..............................................    8,750,000
Excess cash not required for acquisition....................     (500,000)
                                                              -----------
                                                              $15,000,000
                                                              ===========

     The acquisition has been accounted for as a purchase, and accordingly the net assets acquired on July 31, 1997 were recorded at their estimated fair value as follows:

Current assets..............................................  $ 3,026,152
Property and equipment......................................    3,547,454
Excess of cost assets acquired..............................    8,847,119
Customer contracts..........................................    1,600,000
Other assets................................................      288,053
Liabilities assumed.........................................   (2,308,778)
                                                              -----------
                                                              $15,000,000
                                                              ===========

     In addition, BHDS and the Company entered into a cross licensing agreement whereby the Company is to receive a total of $900,000 for the use of its database of digitized maps, for the period from the date of acquisition through June 2000. Further, BHDS will reimburse the Company for fifty percent of its cost to maintain the database. As of December 31, 1997, approximately $250,000 has been recorded under this agreement.

     The following unaudited pro forma consolidated results of operations for the year ended December 31, 1997 is presented as if the acquisition of SMS Geotrac, Inc. had been made on January 1, 1997. The unaudited pro forma information reflects the additional goodwill amortization and interest expense that would have been incurred if the Company had purchased SMS Geotrac, Inc. on January 1, 1997. These pro forma results are not necessarily indicative of the results of operations that would have occurred had the purchase been made at January 1, 1997 or the future results of the consolidated operations (unaudited, in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Revenues....................................................    $14,063
Cost of revenues............................................      6,043
Selling, general and administrative.........................      2,900
Deferred compensation (non-recurring item)..................        733
Depreciation and amortization...............................      1,908
                                                                -------
          Total expenses....................................     11,584
                                                                -------
Operating income............................................      2,479
Other income (non-recurring item)...........................      1,700
Interest expense............................................       (825)
                                                                -------
Income before income taxes..................................      3,354
Provision for income taxes..................................      1,457
                                                                -------
Net income..................................................    $ 1,897
                                                                =======

                                 GEOTRAC, INC.

NOTE 3. ACQUISITION OF SMS GEOTRAC, INC. -- (CONTINUED)
     The following table distinguishes the condensed historical results of operations for December 31, 1997 by the period before and after the acquisition of SMS Geotrac, Inc.

                                                                    AUGUST 1,
                                                 JANUARY 1,           1997
                                                    1997             THROUGH
                                                   THROUGH        DECEMBER 31,
                                                JULY 31, 1997         1997            TOTAL
                                                -------------   -----------------   ----------
Revenues......................................   $       --        $6,336,025       $6,336,025
Operating income (loss).......................       (9,419)        1,001,775          992,356
Other income (expense)........................    1,700,000          (338,391)       1,361,609
Net income....................................    1,690,581           410,222        2,100,803

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              LIFE    DECEMBER 31,
                                                              YEARS       1997
                                                              -----   ------------
Computer equipment..........................................  3 - 5    $1,343,736
Furniture and fixtures......................................      7       498,002
Transportation equipment....................................      5        28,908
Maps and map database.......................................  3 - 5     1,855,554
                                                                        3,726,200
Less accumulated depreciation and amortization..............             (306,284)
                                                                       ----------
                                                                       $3,419,916
                                                                       ==========

     Depreciation and amortization expense for the year ended December 31, 1997 was $306,284.

                                 GEOTRAC, INC.

NOTE 5. LONG-TERM DEBT

     In connection with the purchase of SMS Geotrac, Inc., the Company borrowed $8,750,000 from a bank. The note is payable in quarterly installments of $312,500 plus interest, with the final installment due June 30, 2004. Interest is charged, at the Company's option, at I) the current prime rate; 2) a seven year fixed rate; 3) a certain percentage over the LIBOR rate based upon a formula; or 4) a combination of the above rates. In addition to the quarterly payments, annual prepayments may be required in an amount equal to fifty percent of excess cash flow, as defined in the loan agreement. The agreement contains covenants that require the Company to maintain certain financial ratios (e.g., stockholders' equity of at least $6,250,000 through June 30, 1998 increasing by 50% of net income thereafter), limits the dollar value of capital expenditures and restricts the payment of dividends to 50% of excess cash flows (as defined). The note is collateralized by substantially all the assets of the Company. The outstanding balance (and prime interest rate) at December 31, 1997 was $8,437,500 (8.5%).

     Scheduled maturities of the note payable to bank at December 31, 1997 are as follows:

1998........................................................  $1,250,000
1999........................................................   1,250,000
2000........................................................   1,250,000
2001........................................................   1,250,000
2002........................................................   1,250,000
Thereafter..................................................   2,187,500
                                                              ----------
                                                              $8,437,500
                                                              ==========

NOTE 6. OTHER INCOME (NON-RECURRING ITEM)

     On July 30, 1997 the Company received a contingent earn-out payment of $1,700,000 (final payment), associated with the sale of its operating assets during 1994. This amount is classified as other income (non-recurring item) in the accompanying statement of income.

NOTE 7. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases office space and equipment under operating leases with remaining terms ranging from a month-to-month basis to seven years. Rent expense under all operating leases was approximately $186,000 for the year ended December 31, 1997. The Company is currently leasing one of its operating facilities from its 51 percent shareholder. This lease requires monthly rental payments of $8,717 through August 1999.

     The future minimum lease payments under these operating lease agreements are as follows:

YEAR ENDED DECEMBER 31,
1998........................................................  $  423,792
1999........................................................     380,650
2000........................................................     263,368
2001........................................................     219,331
                                                              ----------
                                                              $1,287,141
                                                              ==========

                                 GEOTRAC, INC.

NOTE 7. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

  Capital Leases

     The Company has capital lease agreements for computer equipment and furniture and fixtures. At December 31, 1997 property and equipment includes $695,623 of assets recorded under capital leases and accumulated amortization of $57,543.

     The future minimum lease payments under these capital lease agreements are as follows:

YEAR ENDED DECEMBER 31,
1998........................................................  $343,762
1999........................................................   323,763
2000........................................................   241,835
2001........................................................    38,099
                                                              --------
          Total.............................................   947,459
Less amount representing interest...........................   101,151
                                                              --------
Present value of minimum lease payments.....................   846,308
Less amount representing current portion....................   288,952
                                                              --------
  Long-term portion.........................................  $557,356
                                                              ========

  Deferred Compensation

     On September 11, 1997 the Company's Board of Directors, recognizing SMS Geotrac, Inc.'s president's nonbinding commitment which originated prior to the acquisition of SMS Geotrac, approved and granted bonuses to certain current and former employees of SMS Geotrac. Such bonuses were principally related to prior services rendered by these employees and resulted in additional compensation of $732,795 which is separately disclosed in the statement of operations as deferred compensation (a non-recurring item) of which approximately $362,000 and $371,000 relates to cost of revenues and selling, general and administrative expenses, respectively. These amounts are to be paid to the individuals on or before December 31, 1998.

  Risks and Uncertainties

     The nature of the Company's business is such that it is dependent upon various factors such as general economic conditions and weather patterns that are beyond its control. The demand for flood zone determinations by lenders and their customers is directly related to the affordability of mortgage financing and refinancing. Current interest rates are relatively low and therefore conducive to a higher volume of mortgage lending and flood zone determinations. An increase in interest rates would have a negative impact on mortgage lending and consequently on the level of flood zone determinations performed. Fluctuations in interest rates will likely produce fluctuations in the Company's operating results. Likewise, natural disasters such as hurricanes, tornadoes, and floods, all or which are unpredictable, directly impact the demand for the Company's flood zone determination business.

                                 GEOTRAC, INC.

NOTE 8. INCOME TAXES

     The provision for income taxes consists of the following components:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Federal:

  Current...................................................   $ 461,000
  Deferred..................................................    (249,000)
                                                               ---------
                                                                 212,000
                                                               ---------
State:
  Current...................................................     126,000
  Deferred..................................................     (66,000)
                                                               ---------
                                                                  60,000
                                                               ---------
          Total.............................................   $ 272,000
                                                               =========

     A reconciliation of the federal statutory income tax rate of 34% to the Company's effective income tax rate is as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Federal income taxes, at statutory rates....................   $ 807,000
S corporation earnings not subject to tax...................    (575,000)
State taxes, net............................................      40,000
                                                               ---------
                                                               $ 272,000
                                                               =========

     Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Current deferred tax assets (liabilities):

  Deferred compensation.....................................    $303,000
  Allowance for doubtful accounts...........................       5,000
  Vacation accrual..........................................     (18,000)
                                                                --------
  Net current deferred tax asset............................    $290,000
                                                                ========
Long-term deferred tax asset:
  Depreciation and amortization.............................    $ 25,000
                                                                ========

NOTE 9. EMPLOYEE BENEFIT PLAN

     From August 1, 1997 through December 31, 1997, the Company participated in a 401(k) plan established by the former parent of SMS Geotrac, Inc. Eligible full-time employees of the Company made voluntary contributions to the plan. No Company contributions were made to the plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INSURANCE MANAGEMENT SOLUTIONS
                                          GROUP, INC.

                                          By:      /s/ DAVID K. MEEHAN
                                            ------------------------------------
                                                      David K. Meehan
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     March 30, 1999

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David K. Meehan, Jeffrey S. Bragg and Kelly K. King, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1999.


               /s/ DAVID K. MEEHAN                  Chairman of the Board, Chief Executive Officer
--------------------------------------------------    and Director (Principal Executive Officer)
                 David K. Meehan

               /s/ JEFFREY S. BRAGG                 Director
--------------------------------------------------
                 Jeffrey S. Bragg

               /s/ ROBERT G. MENKE                  Director
--------------------------------------------------
                 Robert G. Menke

              /s/ WILLIAM D. HUSSEY                 Director
--------------------------------------------------
                William D. Hussey

               /s/ DANIEL J. WHITE                  Director
--------------------------------------------------
                 Daniel J. White

                /s/ KELLY K. KING                   Senior Vice President, Chief Financial
--------------------------------------------------    Officer, Treasurer and Secretary (Principal
                  Kelly K. King                       Financial and Accounting Officer)

               /s/ ROBERT M. MENKE                  Director
--------------------------------------------------
                 Robert M. Menke

              /s/ JOHN A. GRANT, JR.                Director
--------------------------------------------------
                John A. Grant, Jr.

                /s/ E. RAY SOLOMON                  Director
--------------------------------------------------
                  E. Ray Solomon

             /s/ ALEJANDRO M. SANCHEZ               Director
--------------------------------------------------
               Alejandro M. Sanchez

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1      --  Amended and Restated Articles of Incorporation of Insurance
               Management Solutions Group, Inc.*
  3.2      --  Amended and Restated Bylaws of Insurance Management
               Solutions Group, Inc.*
  4.1      --  Specimen certificate for the Common Stock of Insurance
               Management Solutions Group, Inc.*
 10.1      --  Employment Agreement, dated August 10, 1998, between David
               K. Meehan and Insurance Management Solutions Group, Inc.*
 10.2      --  Insurance Management Solutions Group, Inc. Long Term
               Incentive Plan.*
 10.3      --  Insurance Management Solutions Group, Inc. Non-Employee
               Directors' Stock Option Plan.*
 10.4      --  Snell Arcade Building Lease, dated May 15, 1996, between
               Snell Arcade Limited Company and Bankers Insurance Group,
               Inc., as revised and assigned to Insurance Management
               Solutions Group, Inc., effective January 1, 1998.*
 10.5      --  Bankers Building -- 5th Street North Lease Agreement, dated
               January 1, 1997, between Bankers Insurance Group, Inc. and
               Insurance Management Solutions Group, Inc.*
 10.6      --  Bankers Financial Center Lease Agreement, dated January 1,
               1997, between Bankers Insurance Company and Insurance
               Management Solutions Group, Inc.*
 10.7      --  Lease, dated September 2, 1994, between DanYo LLC (as
               successor to Sandan) and SMS Geotrac, Inc.*
 10.8      --  Indenture of Lease, dated September 23, 1994, between
               Southview Business Center, Ltd., an Ohio limited
               partnership, and SMS Geotrac, Inc., including Addendum I,
               dated March 20, 1995, and Addendum II, dated December 8,
               1995.*
 10.9      --  Master Equipment Lease Agreement, dated May 11, 1995, and executed on May 15, 1995, between National City Leasing
               Corporation and SMS Geotrac, Inc.*
 10.10     --  Term Lease Master Agreement, dated June 30, 1995, between
               IBM Credit Corporation and SMS Geotrac, Inc.*
 10.11     --  Employee Leasing Agreement, dated May 19, 1998, between
               Bankers Insurance Company and Insurance Management Solutions
               Group, Inc.*
 10.12     --  Administration Services Agreement, dated January 1, 1998, between Bankers Insurance Group, Inc. and Insurance
               Management Solutions Group, Inc., including Addendum to
               Administration Services Agreement, dated December 2, 1998
               and effective January 1, 1998, and Addendum to
               Administration Services Agreement, effective January 1,
               1999.*
 10.13     --  Service Agreement, dated January 1, 1998, between Insurance
               Management Solutions, Inc. and Bankers Insurance Company,
               including Addendum dated April 1, 1998 and form of Addendum to Service Agreements effective January 1, 1999.*
 10.14     --  Service Agreement dated January 1, 1998 between Insurance
               Management Solutions, Inc. and Bankers Security Insurance
               Company, including form of Addendum to Service Agreements
               effective January 1, 1999.*
 10.15     --  Service Agreement dated January 1, 1998 between Insurance
               Management Solutions, Inc. and First Community Insurance
               Company, including form of Addendum to Service Agreements
               effective January 1, 1999.*
 10.16     --  Vendor Flood Insurance Agreement, dated January 1, 1996, between Insurance Management Solutions, Inc. (as successor to Insurance Management Information Services, Inc.) and
               Mobile USA Insurance Company, Inc.*
 10.17     --  Vendor Flood Insurance Agreement, dated November 10, 1995, between AAA Auto Club South Insurance Company and Insurance
               Management Information Services, Inc.*
 10.18     --  Flood Insurance Program Services Agreement by and among
               Insurance Management Information Services, Inc., American
               Alternative Insurance Corporation, and Corporate Insurance
               Agency Services.*
 10.19     --  Loan and Security Agreement, dated July 31, 1997, between
               Huntington National Bank, YoSystems, Inc. and SMS Geotrac,
               Inc.*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.20     --  Pledge and Security Agreement, dated May 8, 1998, by
               Insurance Management Solutions Group, Inc. in favor of South
               Trust Bank, N.A.*
 10.21     --  Agreement and Plan of Merger, dated May 12, 1998, by and among Geotrac, Inc., Insurance Management Solutions, Inc.,
               Daniel J. and Sandra White, Bankers Insurance Group, Inc.
               and Bankers Hazard Determination Services, Inc.*
 10.22     --  Employment Agreement, dated July 31, 1998, between Geotrac of America, Inc. (as successor to Geotrac, Inc.) and Daniel
               J. White.*
 10.23     --  Term Lease Master Agreement, dated August 6, 1996, between
               IBM Credit Corporation and Bankers Insurance Company,
               assigned by Bankers Insurance Company to Insurance
               Management Solutions, Inc., effective April 1, 1998,
               pursuant to Sales and Assignment Agreement, dated May 6,
               1998.*
 10.24     --  Sales and Assignment Agreement, dated May 6, 1998, by and between Insurance Management Solutions Group, Inc.,
               Insurance Management Solutions, Inc., Bankers Insurance
               Group, Inc., Bankers Insurance Services, Inc., Bankers Life
               Insurance Company, Southern Rental & Leasing Corporation,
               Bankers Insurance Company and Insurance Management
               Information Services, Inc.*
 10.25     --  Software Maintenance and Enhancement Agreement, dated
               January 7, 1997 between Systems Integration and Imaging
               Technologies Incorporated and Insurance Management
               Information Services, Inc.*
 10.26     --  Corporate Governance Agreement, dated July 31, 1998, between
               Geotrac, Inc., Daniel J. White and Insurance Management
               Solutions Group, Inc.*
 10.27     --  Tax Indemnity Agreement dated July 31, 1998 between Bankers
               Insurance Group, Inc., Insurance Management Solutions Group,
               Inc. and Daniel J. and Sandra White.*
 10.28     --  Flood Insurance Agreement, dated January 6, 1998, between
               First Community Insurance Company and Keystone Insurance
               Company.*
 10.29     --  Marketing Agreement, dated November 14, 1997, between First
               Community Insurance Company and Nobel Insurance Company.*
 10.30     --  Flood Insurance Agreement, dated February 11, 1998, between
               First Community Insurance Company and Horace Mann Insurance
               Company.*
 10.31     --  Promissory Note dated April 1, 1998, from Insurance
               Management Solutions, Inc. to Bankers Insurance Company in
               the principal amount of $2,353,424.42.*
 10.32     --  Promissory Note dated April 1, 1998, from Insurance
               Management Solutions, Inc. to Southern Rental & Leasing
               Corporation in the principal amount of $448,749.95.*
 10.33     --  Promissory Note dated May 8, 1998, from Insurance Management
               Solutions Group, Inc. to Heritage Hotel Holding Company in
               the principal amount of $6,750,000, as amended.*
 10.34     --  Note dated December 30, 1994, from Insurance Management
               Solutions, Inc. (as successor to Bankers Data Center, Inc.)
               to First of America Bank -- Florida F.S.B. in the principal amount of $200,000.*
 10.35     --  Loan Agreement dated December 30, 1994, between First of
               America Bank -- Florida F.S.B., Geotrac, Inc. (as successor to National Flood Certification Services, Inc.), Southern
               Rental & Leasing Corporation, Insurance Management
               Solutions, Inc. (as successor to Bankers Data Center, Inc.)
               and Bankers Insurance Group, Inc.*
 10.36     --  Security Agreement dated December 30, 1994, by Insurance
               Management Solutions, Inc. (as successor to Bankers Data
               Center, Inc.) in favor of First of America Bank -- Florida
               F.S.B.*
 10.37     --  Note dated December 30, 1994, from Geotrac of America, Inc.
               (as successor to Geotrac, Inc. and National Flood
               Certification Services, Inc.) to First of America
               Bank -- Florida F.S.B. in the principal amount of $60,000.*
 10.38     --  Security Agreement dated December 30, 1994, by Geotrac of
               America, Inc. (as successor to Geotrac, Inc. and National
               Flood Certification Services, Inc.) in favor of First of
               America Bank -- Florida F.S.B.*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.39     --  Note dated December 30, 1996, from Geotrac of America, Inc.
               (as successor to Bankers Hazard Determination Services,
               Inc.) to First of America Bank -- Florida F.S.B. in the
               principal amount of $245,000.*
 10.40     --  Note dated December 30, 1996, from Insurance Management
               Solutions, Inc. (as successor to Insurance Management
               Information Services, Inc.) to First of American
               Bank -- Florida FSB in the principal amount of $809,000.*
 10.41     --  Loan Agreement dated December 30, 1996, between First
               America Bank -- Florida F.S.B., Geotrac of America, Inc. (as
               successor to Bankers Hazard Determination Services, Inc.),
               Bankers Insurance Group, Inc., Bankers Risk Management
               Services, Inc., Bankers Underwriters, Inc., Insurance
               Management Solutions, Inc. (as successor to Insurance
               Management Information Services, Inc.), Southern Rental &
               Leasing Corporation, Bankers Financial Corporation and
               Bankers International Financial Corporation.*
 10.42     --  Security Agreement dated December 30, 1996, by Geotrac of
               America, Inc. (as successor to Bankers Hazard Determination
               Services Inc.), in favor of First of America Bank -- Florida
               F.S.B. securing $245,000 loan.*
 10.43     --  Security Agreement dated December 30, 1996, by Insurance
               Management Solutions, Inc. (as successor to Insurance
               Management Information Services, Inc.) in favor of First of
               America Bank -- Florida F.S.B. securing $809,000 loan.*
 10.44     --  Installment Note dated December 30, 1997, from Geotrac of
               America, Inc. (as successor to Bankers Hazard Determination
               Services, Inc.) to SouthTrust Bank, N.A. in the principal
               amount of $184,000.*
 10.45     --  Cross-Collateralization and Cross-Default Agreement dated
               December 30, 1997, in favor of SouthTrust Bank, N.A. by
               Bankers Financial Corporation, Bankers Insurance Group,
               Inc., Insurance Management Solutions, Inc. and Geotrac of
               America, Inc. (as successor to Bankers Hazard Determination
               Services, Inc.).*
 10.46     --  Security Agreement dated December 30, 1997, between Geotrac of America, Inc. (as successor to Bankers Hazard
               Determination Services, Inc.), and SouthTrust Bank, N.A.*
 10.47     --  Revolving Line of Credit Note dated December 27, 1993, from
               Geotrac of America, Inc. (as successor to Geotrac, Inc. and
               National Flood Certification Services, Inc.) to Marine Bank,
               in the amount of $600,000.*
 10.48     --  Security Agreement dated December 27, 1993, between Geotrac of America, Inc.( as successor to Geotrac, Inc. and National
               Flood Certification Services, Inc.) and Marine Bank.*
 10.49     --  Installment Note dated December, 1997, from Insurance
               Management Solutions, Inc. to SouthTrust Bank, N.A. in the
               principal amount of $2,131,000.*
 10.50     --  Promissory Note dated December 30, 1997, from Insurance
               Management Solutions, Inc. to SouthTrust Bank, N.A. in the
               principal amount of $500,000.*
 10.51     --  Security Agreement dated December 30, 1997, between
               Insurance Management Solutions Group, Inc. and SouthTrust
               Bank, N.A.*
 10.52     --  Flood Compliance Service Agreement dated November 1, 1996, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and Mortgage Corporation of America.*
 10.53     --  Flood Compliance Service Agreement dated March 1, 1997, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and CitFed Mortgage Corporation of
               America.*
 10.54     --  Flood Compliance Service Agreement dated March 1, 1998, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac), ABN AMRO North American and certain of its affiliates.*
 10.55     --  Flood Compliance Service Agreement dated April 12, 1997, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and Third Federal Savings.*
 10.56     --  Flood Compliance Service Agreement dated April 9, 1997, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and MidAm, Inc.*
 10.57     --  Flood Compliance Service Agreement dated December 28, 1995, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc.) and Crestar Bank.*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.58     --  Flood Compliance Service Agreement dated April 1, 1996, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and ReliaStar Mortgage Corporation.*
 10.59     --  Flood Zone Determination Agreement dated March 25, 1993, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               AIG Consultants, Inc.*
 10.60     --  Flood Zone Determination Agreement dated December 28, 1995, between Geotrac of America, Inc. (as successor to Bankers
               Hazard Determination Services, Inc.) and SouthTrust
               Corporation, as amended on June 3, 1997.*
 10.61     --  Flood Zone Determination Agreement dated July 14, 1994, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               SunBank, N.A.*
 10.62     --  Flood Zone Determination Agreement dated November 8, 1993, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               Royal Indemnity Company.*
 10.63     --  Flood Insurance Agreement, dated February 17, 1995, between
               First Community Insurance Company and Armed Forces Insurance
               Exchange, as amended.*
 10.64     --  Flood Insurance Agreement, dated November 17, 1995, between
               First Community Insurance Company and Amica Mutual Insurance
               Company, as amended.*
 10.65     --  Non-Qualified Stock Option Plan.*
 10.66     --  Funding Agreement, dated June 19, 1998, by and between
               Bankers Insurance Group, Inc. and Insurance Management
               Solutions Group, Inc.*
 10.67     --  Assignment of Registered Service Mark ("Floodwriter"), dated
               May 7, 1998, from Bankers Insurance Company to Insurance
               Management Solutions, Inc.*
 10.68     --  Assignment of Registered Service Mark ("Undercurrents"),
               dated May 7, 1998, from Bankers Insurance Company to
               Insurance Management Solutions, Inc.*
 10.69     --  Registration Rights Agreement, dated July 31, 1998, between
               Insurance Management Solutions Group, Inc. and Daniel J. and
               Sandra White.*
 10.70     --  Software License Agreement, effective January 1, 1998, between Insurance Management Solutions, Inc., Bankers
               Insurance Group, Inc. and Bankers Insurance Company.*
 10.71     --  First Amendment to Loan and Security Agreement, dated July
               31, 1998, between Geotrac, Inc. and Huntington National
               Bank.*
 10.72     --  Continuing Guaranty Unlimited, dated July 29, 1998, by
               Insurance Management Solutions Group, Inc. in favor of
               Huntington National Bank.*
 10.73     --  Subordination Agreement dated July 31, 1998 between Geotrac of America, Inc., Daniel J. and Sandra White, and Huntington
               National Bank.*
 10.74     --  Subordination Agreement dated July 31, 1998 between Geotrac of America, Inc., Insurance Management Solutions Group, Inc.
               and Huntington National Bank.*
 10.75     --  Tax Indemnity Agreement dated July 31, 1998 between
               Insurance Management Solutions Group, Inc., Insurance
               Management Solutions, Inc. and Geotrac of America, Inc.,
               including Addendum dated July 31, 1998.*
 10.76     --  Tax Allocation Agreement dated July 31, 1998 between
               Insurance Management Solutions Group, Inc., Insurance
               Management Solutions, Inc. and Geotrac of America, Inc.,
               including Addendum dated July 31, 1998.*
 10.77     --  Employment Agreement dated June 11, 1998 between Jeffrey S.
               Bragg and Insurance Management Solutions Group, Inc.*
 10.78     --  Employment Agreement dated June 11, 1998 between Kelly K.
               King and Insurance Management Solutions Group, Inc.*
 10.79     --  Articles of Merger filed with the Florida Department of
               State relating to the merger between Bankers Hazard
               Determination Services, Inc. and Geotrac, Inc.*
 10.80     --  Certificate of Merger filed with the Ohio Department of
               State relating to the merger between Bankers Hazard
               Determination Services, Inc. and Geotrac, Inc.*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.81     --  Guaranty of Payment of Debt, dated July 31, 1998, by
               Insurance Management Solutions Group, Inc. and Bankers
               Insurance Group, Inc. in favor of Daniel J. White and Sandra
               White.*
 10.82     --  Secrecy and Confidentiality Agreement, dated October 8,
               1993, between Geotrac of America, Inc. (formerly Geotrac,
               Inc.) and Kirloskar Computer Services, Ltd.*
 10.83     --  Service Agreement dated December 1, 1998 between Insurance
               Management Solutions, Inc. and Bankers Life Insurance
               Company, including Addendum to Service Agreements dated
               December 11, 1998 and effective January 1, 1999.*
 10.84     --  Stock Purchase Agreement, dated July 31, 1997, between
               YoSystems, Inc., Bankers Hazard Determination Services, Inc.
               and Daniel J. and Sandra White.*
 10.85     --  Employment Agreement, dated September 22, 1998 between
               Kathleen M. Batson and Insurance Management Solutions Group,
               Inc. *
 10.86     --  Term Note dated July 31, 1997, from YoSystems, Inc. and SMS
               Geotrac, Inc. to Huntington National Bank in the principal amount of $8,750,000.*
 10.87     --  AYO Claims Agreement between Florida Windstorm Underwriting
               Association and Bankers Insurance Group, Inc. dated
               February, 1998.*
 10.88     --  Assignment of AYO Claims Agreement among Bankers Insurance
               Group, Inc., Bankers Insurance Company and Florida Windstorm
               Underwriting Association dated December 15, 1998.*
 10.89     --  Software Transfer Agreement dated September 1, 1998 by and among Bankers Insurance Group, Inc., Bankers Insurance
               Company, Insurance Management Solutions, Inc., and First
               Community Insurance Company.*
 10.90     --  Promissory Note, dated January 7, 1999, of Insurance
               Management Solutions Group, Inc. in favor of J. Douglas
               Branham and Felicia A. Rivas.*
 10.91     --  Registration Rights Agreement dated January, 1999, between
               Insurance Management Solutions Group, Inc. and J. Douglas
               Branham and Felicia A. Rivas.*
 10.92     --  Employment Agreement dated January 7, 1999, between Colonial
               Claims Corporation and J. Douglas Branham.*
 10.93     --  Employment Agreement dated January 7, 1999 between Colonial
               Claims Corporation and Felicia A. Rivas.*
 10.94     --  Stock Purchase Agreement dated December 10, 1998 between
               Colonial Catastrophe Claims Corporation, J. Douglas Branham,
               Felicia A. Rivas, and Insurance Management Solutions Group,
               Inc., including Addenda thereto.*
 10.95     --  Loan Agreement dated December 16, 1998 between Bankers
               Insurance Group, Inc. and Western International Insurance
               Company.*
 10.96     --  Promissory Note of Bankers Insurance Group, Inc. in favor of
               Western International Insurance Company.
 10.97     --  Agreement for Satisfaction of Debt and Capitalization of
               Subsidiary dated December 16, 1998 between Venture Capital
               Corporation and Western International Insurance Company.*
 10.98     --  Plan of Merger dated January 7, 1999 and effective January
               15, 1999 between IMS Colonial, Inc. and Colonial Catastrophe
               Claims Corporation.*
 10.99     --  Flood Insurance Services Agreement, dated January 14, 1999, by and between Insurance Management Solutions Group, Inc.
               and Farmers Services Corporation.*
 10.100    --  Funding Agreement, dated February 16, 1999, by and between
               Bankers Insurance Group, Inc., Bankers Insurance Company,
               Venture Capital Corporation and Western International
               Insurance Company.
 10.101    --  Flood Insurance Services Agreement, dated October 23, 1998, by and between Insurance Management Solutions, Inc. and
               Middlesex Mutual Assurance Company.
 10.102    --  Flood Insurance Services Agreement, effective January 13,
               1999, by and between Insurance Management Solutions, Inc.
               and Island Insurance Companies, Ltd.
 10.103    --  Lease Agreement, dated February 1, 1999, by and between
               Colonial Real Estate of Dunedin, Inc. and Colonial Claims
               Corporation.
 21.1      --  List of subsidiaries of Insurance Management Solutions
               Group, Inc.*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 24.1      --  Power of Attorney relating to subsequent amendments
               (included on signature pages hereto).
 27.1      --  Financial Data Schedule (filed for SEC purposes only).

---------------

* Previously filed as part of the Company's Form S-1 Registration Statement (Reg. No. 333-57747) originally filed on June 28, 1998, as amended, and incorporated by reference herein.