Form 10-Q
period 1999-03-31
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 1999-05-14
CIK 1063167

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _________ to __________


                        COMMISSION FILE NUMBER: 000-25273

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)



         FLORIDA                                                  59-3422536
         -------                                                  ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

360 CENTRAL AVENUE, ST. PETERSBURG, FLORIDA                        33701
-------------------------------------------                        -----
 (Address of Principal Executive Offices)                        (Zip Code)

                                 (727) 803-2040
                                 --------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class:  Common Stock, $.01 par value                 Outstanding at May 10, 1999: 12,678,743

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                        Page Number
                                                                                        -----------
PART I.  FINANCIAL INFORMATION

        Item 1.    Financial Statements...................................................... 1

                   Consolidated Balance Sheets as of December 31, 1998
                   and March 31, 1999........................................................ 1

                   Consolidated Statements of Income for the three months
                   ended March 31, 1998 and 1999............................................. 2

                   Consolidated Statement of Shareholders' Equity for the
                   year ended December 31, 1998 and the three months ended
                   March 31, 1999............................................................ 3

                   Consolidated Statements of Cash Flows for the three
                   months ended March 31, 1998 and 1999...................................... 4

                   Notes to Consolidated Financial Statements................................ 5

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................................... 7

        Item 3.    Quantitative and Qualitative Disclosures About Market Risk................ 11

PART II. OTHER INFORMATION

        Item 1.    Legal Proceedings......................................................... 12

        Item 2.    Changes in Securities and Use of Proceeds................................. 12

        Item 4.    Submission of Matters to a Vote of Security Holders....................... 12

        Item 6.    Exhibits and Reports on Form 8-K.......................................... 12

      The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends; (xi) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xii) the ability of the Company and its significant suppliers and large customers to address the Year 2000 Issue; (xiii) the impact of general economic conditions and interest rate fluctuations on the demand for the Company's services, including flood zone determination services; and (xiv) the outcome of certain litigation and administrative proceedings involving the Company's principal customer. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in
Item 2 of this report and the risks discussed under the caption "Risk Factors" included in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-57747). Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K and 10-K and Annual Reports to Shareholders.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,      MARCH 31,
                                                                                       1998             1999
                                                                                   ------------     -----------
                             ASSETS                                                                  (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents .................................................      $ 1,868,867      $ 7,794,067
   Accounts receivable, net ..................................................        3,549,044        4,335,686
   Due from affiliates .......................................................          570,139        1,577,797
   Note and interest receivable - affiliate ..................................        5,271,406               --
   Income taxes recoverable ..................................................        1,148,902          953,813
   Prepaid expenses and other assets .........................................          859,684        1,429,205
                                                                                    -----------      -----------
        Total current assets .................................................       13,268,042       16,090,568
PROPERTY AND EQUIPMENT, net ..................................................        8,507,897        8,300,526
OTHER ASSETS
   Goodwill, net .............................................................       14,515,785       16,625,068
   Customer contracts, net ...................................................        1,316,667        1,266,667
   Deferred tax assets .......................................................          967,191          303,891
   Other .....................................................................        1,326,273        1,036,473
                                                                                    -----------      -----------
         Total assets ........................................................      $39,901,855      $43,623,193
                                                                                    ===========      ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt .........................................      $ 3,026,944      $ 1,866,230
   Current portion of notes and interest payable - affiliates ................        9,180,743               --
   Accounts payable, trade ...................................................          831,674        1,028,120
   Due to affiliates .........................................................        1,748,509           69,518
   Employee related accrued expenses .........................................        1,804,677        2,030,702
   Other accrued expenses ....................................................          755,436          904,810
   Deferred revenue ..........................................................          214,891          214,891
                                                                                    -----------      -----------
         Total current liabilities ...........................................       17,562,874        6,114,271
LONG-TERM DEBT, less current portion .........................................        7,470,539        5,876,281
NOTES PAYABLE - AFFILIATES, less current portion .............................        5,527,677               --
DEFERRED REVENUE .............................................................          651,602          720,442
SHAREHOLDERS' EQUITY
   Preferred Stock, $.01 par value; 20,000,000 shares
     authorized, no shares issued and outstanding ............................               --               --
   Common Stock, $.01 par value; 100,000,000 shares authorized, 10,000,000 and
     12,678,743 shares issued and outstanding at December 31, 1998 and
     March 31, 1999, respectively ............................................          105,242          126,787
   Additional paid-in capital ................................................        5,830,930       26,713,878
   Retained earnings .........................................................        2,752,991        4,071,534
                                                                                    -----------      -----------
         Total shareholders' equity ..........................................        8,689,163       30,912,199
                                                                                    -----------      -----------
         Total liabilities and shareholders' equity ..........................      $39,901,855      $43,623,193
                                                                                    ===========      ===========


 The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           1998               1999
                                                           ----               ----
                                                                 (unaudited)
REVENUES
   Outsourcing services - affiliated ............      $ 8,493,788       $ 9,786,114
   Outsourcing services .........................          161,231         3,029,495
   Flood zone determination services ............        6,627,418         5,207,927
   Flood zone determination services - affiliated          236,368            81,783
                                                       -----------       -----------
         Total revenues .........................       15,518,805        18,105,319
                                                       -----------       -----------
EXPENSES
   Cost of outsourcing services .................        6,427,537         8,969,340
   Cost of flood zone determination services ....        3,066,725         2,213,434
   Selling, general and administrative ..........        1,684,842         2,512,118
   Management services from Parent ..............          678,572           605,560
   Depreciation and amortization ................          633,117         1,333,256
                                                       -----------       -----------
         Total expenses .........................       12,490,793        15,633,708
                                                       -----------       -----------
OPERATING INCOME ................................        3,028,012         2,471,611
                                                       -----------       -----------
MINORITY INTEREST ...............................         (424,796)               --
OTHER INCOME (EXPENSE):
   Interest income ..............................               --           121,030
   Interest expense .............................         (405,948)         (340,098)
                                                       -----------       -----------
         Total other income (expense) ...........         (405,948)         (219,068)
INCOME BEFORE PROVISION FOR INCOME TAXES ........        2,197,268         2,252,543
PROVISION FOR INCOME TAXES ......................        1,088,900           934,000
                                                       -----------       -----------
NET INCOME ......................................      $ 1,108,368       $ 1,318,543
                                                       ===========       ===========
NET INCOME PER COMMON SHARE .....................      $      0.11       $      0.11
                                                       ===========       ===========
Weighted average common shares outstanding ......       10,000,000        11,743,693
                                                       ===========       ===========


 The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                     ADDITIONAL
                                                        COMMON         PAID-IN          RETAINED
                                                        STOCK          CAPITAL          EARNINGS           TOTAL
                                                        -----          -------          --------           -----
Balance at January 1, 1998 ......................      $100,000      $    69,991      $        --       $   169,991
    Cash dividends to Parent ....................            --               --       (1,100,000)       (1,100,000)
    Issuance of Common Stock as partial
      consideration for the acquisition of
      Geotrac, Inc. .............................         5,242        5,760,939               --         5,766,181
    Net income ..................................            --               --        3,852,991         3,852,991
                                                       --------      -----------      -----------       -----------
Balance at December 31, 1998 ....................       105,242        5,830,930        2,752,991         8,689,163
    Issuance of Common Stock as partial
      consideration for the acquisition of
      Colonial Claims (Note 3) (unaudited).......         1,545        1,698,455               --         1,700,000
    Initial public offering of Common Stock,
     net of offering costs (Note 2) (unaudited)..        20,000       19,184,493               --        19,204,493
    Net income (unaudited) ......................            --               --        1,318,543         1,318,543
                                                       --------      -----------      -----------       -----------
Balance at March 31, 1999 (unaudited) ...........      $126,787      $26,713,878      $ 4,071,534       $30,912,199
                                                       ========      ===========      ===========       ===========

  The accompanying notes are an integral part of this consolidated statement.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                             1998              1999
                                                                             ----              ----
                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................      $1,108,368       $  1,318,543
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................         272,921          1,333,256
      Loss on disposal of property and equipment ...................              --              4,777
      Equity in earnings of Geotrac, Inc. ..........................        (408,138)                --
      Deferred income taxes, net ...................................        (114,100)           556,911
      Changes in assets and liabilities:
         Accounts receivable .......................................         (32,823)           214,251
         Income taxes recoverable ..................................              --            195,089
         Prepaid expenses and other current assets .................        (134,834)          (241,203)
         Other assets ..............................................         (18,837)           277,716
         Accounts payable, trade ...................................          47,192            178,621
         Employee related accrued expenses .........................        (363,862)           226,025
         Other accrued expenses ....................................          10,002           (534,718)
         Income taxes payable ......................................         649,102                 --
         Deferred revenue ..........................................          81,870             68,840
                                                                          ----------       ------------
            Net cash provided by operating activities ..............       1,096,861          3,598,108
                                                                          ----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Colonial Claims, net of cash acquired ............              --              1,092
   Repayment of acquisition debt ...................................              --           (500,000)
   Payment of dividend to prior Colonial Claims shareholders                      --           (670,000)
   Purchases of property and equipment .............................        (232,962)          (829,858)
                                                                          ----------       ------------
            Net cash used in investing activities ..................        (232,962)        (1,998,766)
                                                                          ----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds received from initial public offering ..............              --         19,204,493
   Repayment of debt ...............................................        (751,424)        (2,754,972)
   Repayment of affiliated notes and interest payable ..............              --        (14,708,420)
   Collection of affiliated note and interest receivable ...........              --          5,271,406
   Net repayments to affiliates ....................................        (227,545)        (2,686,649)
                                                                          ----------       ------------
            Net cash provided by (used in) financing activities ....        (978,969)         4,325,858
                                                                          ----------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................        (115,070)         5,925,200
CASH AND CASH EQUIVALENTS, beginning of period .....................         115,070          1,868,867
                                                                          ----------       ------------
CASH AND CASH EQUIVALENTS, end of period ...........................      $       --       $  7,794,067
                                                                          ==========       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
  Cash paid for interest ...........................................      $   83,190       $    763,726
                                                                          ==========       ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
      Dividend declared to Parent ..................................      $1,100,000       $         --
                                                                          ==========       ============

      Purchase of net assets of Colonial Claims:
            Total consideration consists of:
                  Common Stock .....................................                       $  1,700,000
                  Cash .............................................                            500,000
                  Short term obligation ............................                            500,000
                                                                                           ------------
                                                                                              2,700,000
                                                                                           ============

                  Fair value of assets acquired ....................                          1,846,555
                  Liabilities assumed ..............................                          1,478,306
                                                                                           ------------
                  Net assets .......................................                            411,589
                  Goodwill .........................................                          2,331,751
                                                                                           ------------
                                                                                           $  2,700,000
                                                                                           ============

 The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

      The accompanying consolidated financial statements of Insurance Management Solutions Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31,1999. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that should be expected for a full fiscal year.

   Principles of Consolidation

      During July, 1998, the Company acquired the remaining 51% interest in Geotrac, Inc. For the three months ended March 31, 1998, the operations of Geotrac, Inc. have been consolidated in the Company's statement of income, with a minority interest deduction representing the net income of Geotrac, Inc. allocable to the 51% interest held by the majority stockholders prior to the Company acquiring the remaining interest.

   Net Income Per Common Share

      Net income per common share, which represents both basic and diluted earnings per share ("EPS"), is computed by dividing net income by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                           1998             1999
                                                           ----             ----
Numerator:
   Net income ...................................      $ 1,108,368      $ 1,318,543
                                                       ===========      ===========
Denominator:
   Weighted average number of Common Shares
      used in basic EPS .........................       10,000,000       11,743,693
   Diluted stock options ........................               --               --
                                                       -----------      -----------
   Weighted average number of Common Shares
      and diluted potential Common Shares used in
      diluted EPS ...............................       10,000,000       11,743,693
                                                       ===========      ===========

      For the three months ended March 31, 1999, options to purchase 671,500 shares of Common Stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock, and therefore, the effect would be antidilutive.

NOTE 2.    INITIAL PUBLIC OFFERING

      In February, 1999, the Company completed an initial public offering ("IPO") of 3,350,000 shares of Common Stock at a price of $11 per share. Of the 3,350,000 shares sold, 1,350,000 were sold by Venture Capital Corporation, a Cayman Islands company. The offering generated net proceeds to the Company of approximately $19,204,000, after deducting offering expenses paid by the Company of approximately $1,256,000. Such offering expenses were charged to additional paid-in capital against the proceeds from the initial public offering. Refer to notes 6, 7, and 8 in the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998, for a description of the use of proceeds.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 3.    ACQUISITION

      Effective January 7, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Colonial Catastrophe Claims Corporation, a Florida corporation ("Colonial Catastrophe"), in exchange for (i) 154,545 shares of Common Stock, (ii) cash in the amount of $500,000,
(iii) a promissory note in the principal amount of $500,000, and (iv) an additional payment of $300,000, payable in additional shares of Common Stock, based upon the net income before taxes of Colonial Claims (as hereinafter defined) for the year ending December 31, 1999. On January 15, 1999, Colonial Catastrophe was merged into the acquiring subsidiary and the name of the acquiring subsidiary was changed to "Colonial Claims Corporation" (hereinafter "Colonial Claims"). The total purchase price of the acquisition was allocated in accordance with the provisions of Accounting Principles Board Opinion No. 16, Business Combinations and accordingly was based on the fair value of the net tangible assets acquired on the date of acquisition. Had the acquisition of Colonial Claims occurred on January 1, 1998, the pro forma results of operations for the three months ended March 31, 1998 and 1999 would not have been materially different from the Company's historical results of operations.

NOTE 4.    CONTINGENCIES

      Bankers Insurance Company ("BIC"), the Company's principal customer and a wholly-owned subsidiary of Bankers Insurance Group, Inc. (together with its subsidiaries, "BIG"), is currently subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from BIC's use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. In addition, BIC and certain of its employees (one of whom is now an officer of Insurance Management Solutions, Inc. and several of whom are now employees of the Company) have been subpoenaed on behalf of the Federal Emergency Management Agency ("FEMA") to produce documentation or testify in connection with its investigation of certain cash management and claims processing practices of BIC. BIC is currently involved in discussions relating to the resolution of certain matters raised in the investigation. If the parties are unable to reach agreement in these matters, the United States could file suit under the False Claims Act and/or various common law and equitable theories. In the event either or both of these investigations or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss or material decrease in the Company's business from BIC, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company, based on information provided by BIG, does not believe the outcome of these investigations will have a material adverse effect on the business, financial condition or results of operations of BIC or the Company. Since the investigations are in the early stages, it is impossible at this time to predict the ultimate outcome of these investigations.

NOTE 5.    SEGMENT INFORMATION

      The following table presents summarized financial information for the Company's reportable segments:

                                                                         INTERCOMPANY
                                       OUTSOURCING       FLOOD ZONE      ELIMINATIONS      CONSOLIDATED
                                        SERVICES       DETERMINATIONS      AND OTHER          TOTALS
                                        --------       --------------      ---------          ------
MARCH 31, 1998 - (UNAUDITED)
Operating revenues - affiliated .      $ 8,802,652      $   236,368      $  (308,864)      $ 8,730,156
Operating revenues - unaffiliated          161,231        6,627,418               --         6,788,649
Operating income ................          698,647        2,329,365               --         3,028,012
Identifiable assets .............       13,307,037       12,111,488               --        25,418,525

MARCH 31, 1999 - (UNAUDITED)
Operating revenues - affiliated .      $ 9,882,147      $    81,783      $   (96,033)      $ 9,867,897
Operating revenues - unaffiliated        3,029,495        5,207,927               --         8,237,422
Operating income ................        1,111,299        1,360,312               --         2,471,611
Identifiable assets .............       24,896,270       28,408,666       (9,681,743)       43,623,193

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain selected historical operating results of the Company as a percentage of total revenues:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -------------------
                                                       1998          1999
                                                       -----         -----
      REVENUES
        Outsourcing services ....................       55.8%         70.8%
        Flood zone determination services .......       44.2          29.2
                                                       -----         -----
            Total revenues ......................      100.0         100.0
                                                       -----         -----
      EXPENSES
        Cost of outsourcing services ............       41.4          49.5
        Cost of flood zone determination services       19.8          12.2
        Selling, general and administrative .....       10.9          13.9
        Management services from Parent .........        4.3           3.3
        Depreciation and amortization ...........        4.1           7.4
                                                       -----         -----
            Total expenses ......................       80.5          86.3
                                                       -----         -----
      Operating income ..........................       19.5          13.7
      Minority interest .........................       (2.7)           --
      Interest income ...........................         --           0.7
      Interest expense ..........................       (2.6)         (1.9)
                                                       -----         -----
      Income before provision for income taxes ..       14.2          12.5
      Provision for income taxes ................        7.0           5.2
                                                       -----         -----
      Net income ................................        7.2%          7.3%
                                                       =====         =====


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

      Outsourcing Services Revenues. Outsourcing services revenues increased $4.2 million, or 48.1%, to $12.8 million for the three months ended March 31, 1999 from $8.7 million for the corresponding period in 1998. The increase was primarily attributable to (i) revenues totaling approximately $2.0 million earned by the recently acquired Colonial Claims business, (ii) growth in affiliated flood, non-standard automobile and workers compensation lines of business, and (iii) claims fee income of approximately $768,000 associated with the settlement of flood and wind damage claims resulting from Hurricane Georges in late September, 1998.

      Flood Zone Determination Services Revenues. Flood zone determination services revenues decreased $1.6 million, or 22.9%, to $5.3 million for the three months ended March 31, 1999 from $6.9 million for the corresponding period in 1998. The decrease in revenue was primarily attributable to a return to historical levels of flood zone determination volumes (resulting, in large part, from a decrease in the demand for refinancing of loans), which began in the second half of 1998 and continued in the first quarter of 1999. Additionally, during the quarter ended March 31, 1999, the Company experienced a reduction in flood zone determination revenue from a large customer that is experiencing financial difficulties. The decrease in flood zone determination services revenues was partially offset by a novation of the Company's life-of-loan insurance policy in which an estimate of the present value of future losses to be claimed under the policy (approximately $500,000) was paid to the Company in exchange for a release of liability for such future losses under the policy.

      Cost of Outsourcing Services. Cost of outsourcing services increased $2.5 million, or 39.5%, to $9.0 million for the three months ended March 31, 1999 from $6.4 million for the corresponding period in 1998. As a percentage of outsourcing services revenues, cost of outsourcing services decreased to 70.0% for the three months ended March 31, 1999 from 74.3% for the corresponding period in 1998. The increase in cost of outsourcing services was primarily attributable to (i) expenses totaling approximately $1.6 million incurred by the recently acquired Colonial Claims, (ii) increases in information technology costs due to additions to staff and use of contract programmers, (iii) increased services provided to BIG due to the growth in the volume of BIG's insurance business, and (iv) increases in cost to bring on new unaffiliated programs. These increases were partially offset by a decrease in the lease cost of fixed assets that were purchased by the Company from BIG on April 1, 1998. Prior to April 1, 1998, the depreciation for such equipment, which totaled $282,015 during the three months ended March 31, 1998, was charged to the Company under an arrangement similar to an operating lease and is included in cost of outsourcing services. Such costs are now included in depreciation and amortization.

      Cost of Flood Zone Determination Services. Cost of flood zone determination services decreased $853,000, or 27.8%, to $2.2 million for the three months ended March 31, 1999 from $3.1 million for the corresponding period in 1998. As a percentage of flood zone determination services revenues, cost of flood zone determination services decreased to 41.8% for the three months ended March 31, 1999 from 44.7% for the corresponding period in 1998. The decrease in cost of flood zone determination services resulted primarily from the merger of Bankers Hazard Determination Services, Inc. ("BHDS") and Geotrac, Inc. in July, 1998 and a subsequent elimination of certain duplicated functions and facilities.

      Selling, General and Administrative Expense. Selling, general and administrative expenses increased $827,000, or 49.1%, to $2.5 million for the three months ended March 31, 1999 from $1.7 million for the corresponding period in 1998. The increase in selling, general and administrative expenses was primarily attributable to (i) expenses totaling approximately $167,000 incurred by the Company's direct marketing subsidiary, which was formed in August 1998,
(ii) expenses totaling approximately $90,000 incurred by the recently acquired Colonial Claims, and (iii) additional wages and related benefits associated with adding executive management, accounting, sales and marketing and other administrative staff to support the Company's expanded operations. The increase in selling, general and administrative expenses was partially offset by a decrease in management related expenses of BHDS relating to the merger of BHDS and Geotrac, Inc. in July, 1998 and a subsequent elimination of certain duplicated functions.

      Management Services from Parent. Management services from Parent decreased $73,000, or 10.8%, to $606,000 for the three months ended March 31, 1999 from $679,000 for the corresponding period in 1998. The decrease was primarily related to an amendment to the management service agreement, which became effective January 1, 1999, in which certain accounting and internal audit functions were eliminated (such functions are currently performed by the Company directly).

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $700,000, or 110.6%, to $1.3 million for the three months ended March 31, 1999 from $633,000 for the corresponding period in 1998. The increase was primarily related to (i) additional goodwill amortization recognized during 1999 as a result of the purchase of the remaining 51% of Geotrac, Inc. in July, 1998, (ii) goodwill amortization resulting from the purchase of Colonial Claims in January, 1999, and (iii) depreciation related to assets, consisting of telephone equipment and computer hardware and software, transferred and assigned to the Company in April, 1998 for use in its business. Prior to April 1, 1998, the depreciation for such equipment, which totaled $282,015 during the three months ended March 31, 1998, was charged to the Company under an arrangement similar to an operating lease and was included in cost of outsourcing services.

      Minority Interest. During July, 1998, the Company purchased the remaining 51% of Geotrac, Inc. However, the Company has elected to reflect the operations of Geotrac, Inc. prior to the July, 1998 acquisition on a consolidated basis with the Company, with the net income of Geotrac, Inc. allocable to the 51% interests held by the prior majority stockholders during the three months ended March 31, 1998 reflected as minority interest.

      Provision for Income Taxes. The Company's effective income tax rates were 49.6% and 41.5%, for the three months ended March 31, 1998 and 1999, respectively. Income before income taxes in 1998, excluding minority interest which is presented net of tax in the accompanying unaudited consolidated financial statements, resulted in an effective income tax rate of 41.5%.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded its operations through cash generated from operations and receipt of service fees advanced from BIG. Bank borrowings have been used to finance fixed asset purchases.

      Net cash provided by operating activities was $1.1 million and $3.6 million for the three months ended March 31, 1998 and 1999, respectively. Net cash provided by operating activities increased during the first quarter of 1999 primarily as a result of an increase in depreciation and amortization, recognized as a result of the acquisition of the remaining 51% of Geotrac, Inc. in July, 1998, as well as by the net change in various operating assets and liabilities.

      Net cash used in investing activities was $233,000 and $2.0 million for the three months ended March 31, 1998 and 1999, respectively. The increase in net cash used in investing activities during the first quarter of 1999 was primarily due to the acquisition of Colonial Claims during January, 1999, in which the Company paid $1,000,000 as partial consideration towards the total purchase price. Additionally, during first quarter of 1999, the Company paid a dividend accrual totaling $670,000 to the prior shareholders of Colonial Claims. Such dividend accrual was included in the net assets that were acquired from Colonial Claims.

      Net cash provided by (used in) financing activities was $(979,000) and $4.3 million for the three months ended March 31, 1998 and 1999, respectively. The increase in net cash provided by financing activities during the first quarter of 1999 was primarily due to net proceeds totaling $19,204,000 received by the Company from its initial public offering in February, 1999, as well as the repayment of a note and interest receivable totaling $5.3 million from an affiliate, partially offset by the repayment of various debt obligations, affiliated notes and related accrued interest, and intercompany balances that were repaid from the IPO proceeds and affiliated note and interest receivable.

      The Company believes that cash flows from operations and net proceeds from its initial public offering completed in February, 1999 will not only satisfy working capital needs for 1999 but will also be sufficient to retire or redeem most existing debts of the Company. Unanticipated rapid expansion, business or systems development, or potential acquisitions may cause the Company to require additional funds. In addition, prior to the initial public offering, the Company at times relied upon advances against the future service fees it charges its affiliates to support working capital needs, which primarily include payroll costs. Since the initial public offering, the Company has discontinued this practice. The Company is in the process of negotiating a revolving line of credit with a bank that will be used to refinance existing debt and to provide bridge financing for working capital or acquisition needs. The Company identifies and assesses, in the normal course of business, potential acquisitions of technologies or businesses which it believes to strategically fit its business plan. The Company may enter into such transactions should opportunities present themselves in the future.

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

      Information concerning the Company's (1) state of readiness, (2) cost of addressing Year 2000 issues, (3) risk of Year 2000 issues, and (4) contingency plans is provided below. The discussion is divided into two parts: the first part addresses the Company's outsourcing operations, and the second part addresses the Company's flood zone determination operations.

      Outsourcing Operations. With respect to both information technology ("IT") and non-information technology ("non-IT") systems associated with its outsourcing operations, the Company has developed a detailed Year 2000 Project Plan (the "Plan") and is in the process of carrying out the Plan. An independent accounting firm has been engaged to validate the Plan. The Plan calls for testing, validation and modification of the Company's systems in order to ensure Year 2000 compliance. For IT hardware systems, the Plan addresses the Year 2000 Problem with respect to: production servers; imaging servers; communication servers; development servers; Q&A servers; wide-area network and network infrastructure; AS/400 processors and tape drives; desk-top personal computers; telecommunications equipment, including voice, fax and modems; and printers. For IT software systems, this Plan addresses the Year 2000 Problem with respect to:
AS/400 operating and applications systems; personal computer applications software, including spreadsheets, "macros," "uploads" and "downloads"; and electronic forms. Testing has commenced and is expected to continue through the third quarter of 1999. The Company is already issuing policies with terms extending beyond the Year 2000 and believes it will not experience any difficulty in processing business on its core processing systems.

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

      The most reasonably likely worse case scenario for the Company's outsourcing operation is the possibility that the Company will be required to manually process applications for insurance, which will result in increased costs of issuing insurance policies. Manually-processed applications would increase data entry and also increase customer service intervention as representatives of the Company seek to obtain complete and accurate customer information in order to issue correct insurance policies. These increased responsibilities may require overtime on the part of customer service representatives and supervisors. Moreover, the Company may be required to perform additional internal cash processing if its lockbox vendor is required to operate in a manual environment. The flood insurance product may require manual flood zone searches in lieu of automatic determinations in the event such automated flood zone processes become unavailable. In addition, the Company may be required, for a period of time, to issue manual checks for return premiums, claims payments and producers' commissions as well as to perform manual policy assembly. Such activities may result in a substantial increase in overtime wages for a significant percentage of the Company's workforce as well as require the addition of a significant number of temporary employees. Non-computer generated forms, manual check stock, retrieval of physical records rather than electronic facsimiles and manual processing would supplant computer processing until such systems are adapted to address the Year 2000 Problem. Risks associated with a manual environment as described above could have a material adverse effect on the Company's business, financial condition or results of operations.

      The Company will develop a contingency plan to deal with situations which may require manual processing. This plan, expected to be developed in the first half of 1999, will incorporate each processing department's needs in the event it must convert to manual systems from automated systems. Such needs may include overtime hours, temporary employees, additional space, paper forms in replacement of computer generated forms, blank paper stock, physical file space, additional copiers and fax machines, additional equipment, greater support for data reconciliation and cash reconciliation processes in the absence of computer-generated production data, and greater use of fiche and fiche readers.

      Flood Zone Determination Operations. The Company has also adopted a detailed plan (the "Project Plan") to address the Year 2000 Problem with respect to its flood zone determination operation. The Project Plan also calls for testing, validation and modification of the IT and non-IT systems associated with the Company's flood zone determination operations in order to ensure Year 2000 compliance.

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

      The Company has reviewed and validated the Year 2000 compliance of the IBM AS/400 business system used in its flood zone determination operations. This process involved reviewing all internally developed application code, modules, databases, and reports for correct date handling, changing all date fields to handle the four digit century format, and upgrading the operating system to the Year 2000 compliant version. The Company's internally developed GeoCompass(R) and GMaS software packages have also been assessed for Year 2000 readiness. Updated versions of such software that are Year 2000 compliant are expected to be put into service during the second quarter of 1999. Of the Company's flood zone determination network operating systems, the Company has determined that certain versions are not Year 2000 compliant. These versions are expected to be upgraded in the second quarter of 1999. The Company is in the process of having its other flood zone determination hardware and software components validated for Year 2000 compliance by the vendors that supply those products.

      The non-IT systems used in the Company's flood zone determination operations include: internal telephone systems, auxiliary power supplies, security systems, environmental control systems, and postal equipment. The Company has contacted the various vendors providing such systems regarding validation of their systems. This project is expected to be completed by July 31,1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) are not material.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There has been no material change to the disclosure set forth under the caption "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Paragraphs 4 and 5 as set forth under the caption "Item 1. Business - Recent Acquisitions" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 9, 1999, the shareholders of the Company approved, by unanimous written consent, the Company's Long Term Incentive Plan, Non-Employee Directors' Stock Option Plan and Non-Qualified Stock Option Plan. No other matters were submitted to a vote of security holders during the first quarter of 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  EXHIBIT NO.       DESCRIPTION

                  27.1              Financial Data Schedule (for SEC use only)

         b)       Reports on Form 8-K

                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999               INSURANCE MANAGEMENT SOLUTIONS
                                 GROUP, INC.
                                 (Registrant)


                                 By:      /s/ DAVID K. MEEHAN
                                    --------------------------------------------
                                          David K. Meehan
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)


                                 By:      /s/ KELLY K. KING
                                    --------------------------------------------
                                          Kelly K. King
                                    Senior Vice President, Chief Financial
                                    Officer, Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)