Form 10-Q
period 1999-06-30
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 1999-08-16
CIK 1063167

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to __________


                       COMMISSION FILE NUMBER: 000-25273

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                   ------------------------------------------
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

Class: Common Stock, $.01 par value  Outstanding at August 12, 1999: 12,678,743


===============================================================================

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                                                       Page Number
                                                                                                       -----------
PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements..................................................................  1

                      Consolidated Balance Sheets as of December 31, 1998
                      and June 30, 1999.....................................................................  1

                      Consolidated Statements of Income for the three months
                      and six months ended June 30, 1998 and 1999...........................................  2

                      Consolidated Statement of Shareholders' Equity for the
                      year ended December 31, 1998 and the six months ended
                      June 30, 1999.........................................................................  3

                      Consolidated Statements of Cash Flows for the six
                      months ended June 30, 1998 and 1999...................................................  4

                      Notes to Consolidated Financial Statements............................................  5

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................................................  8

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk............................  13

PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings.....................................................................  14

           Item 2.    Changes in Securities and Use of Proceeds.............................................  14

           Item 4.    Submission of Matters to a Vote of Security Holders...................................  14

           Item 6.    Exhibits and Reports on Form 8-K......................................................  15

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                      DECEMBER 31,             JUNE 30,
                                                                                          1998                   1999
                                                                                      -----------            -----------
                                                                                                             (UNAUDITED)
                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,868,867            $10,210,513
   Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,549,044              3,732,111
   Due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       570,139              3,853,616
   Note and interest receivable - affiliate . . . . . . . . . . . . . . . . . . . .     5,271,406                     --
   Income taxes recoverable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,148,902                     --
   Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . .       859,684              1,339,274
                                                                                      -----------            -----------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,268,042             19,135,514
PROPERTY AND EQUIPMENT, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,507,897              7,699,212
OTHER ASSETS
   Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,515,785             16,402,600
   Customer contracts, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,316,667              1,216,667
   Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       967,191                483,391
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,326,273              1,162,154
                                                                                      -----------            -----------
           Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $39,901,855            $46,099,538
                                                                                      ===========            ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .   $ 3,026,944            $   550,706
   Current portion of notes and interest payable - affiliates . . . . . . . . . . .     9,180,743                     --
   Accounts payable, trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       831,674              1,048,241
   Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,748,509                 36,520
   Employee related accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .     1,804,677              2,645,910
   Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       755,436                650,085
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --                382,287
   Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       214,891                214,891
                                                                                      -----------            -----------
           Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .    17,562,874              5,528,640
LONG-TERM DEBT, less current portion. . . . . . . . . . . . . . . . . . . . . . . .     7,470,539              7,088,997
NOTES PAYABLE - AFFILIATES, less current portion. . . . . . . . . . . . . . . . . .     5,527,677                     --
DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       651,602                761,850
SHAREHOLDERS' EQUITY
   Preferred Stock, $.01 par value; 20,000,000 shares
      authorized, no shares issued and outstanding. . . . . . . . . . . . . . . . .            --                     --

   Common Stock, $.01 par value; 100,000,000 shares authorized, 10,524,198 and 12,678,743 shares issued and outstanding at
      December 31, 1998 and June 30, 1999, respectively . . . . . . . . . . . . . .       105,242                126,787
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,830,930             26,673,282
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,752,991              5,919,982
                                                                                      -----------            -----------
           Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .     8,689,163             32,720,051
                                                                                      -----------            -----------
           Total liabilities and shareholders' equity . . . . . . . . . . . . . . .   $39,901,855            $46,099,538
                                                                                      ===========            ===========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                           THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                            1998                1999                 1998                 1999
                                                        ------------        ------------          ------------        ------------
                                                                   (UNAUDITED)                              (UNAUDITED)
REVENUES

   Outsourcing services - affiliated ............       $  8,811,470        $ 12,944,426          $ 17,305,258        $ 22,730,540
   Outsourcing services .........................            287,577           1,016,699               448,808           4,046,194
   Flood zone determination services ............          6,315,710           4,404,611            12,943,128           9,612,538
   Flood zone determination services - affiliated            310,814             112,272               547,182             194,055
                                                        ------------        ------------          ------------        ------------
           Total revenues .......................         15,725,571          18,478,008            31,244,376          36,583,327
                                                        ------------        ------------          ------------        ------------
EXPENSES
   Cost of outsourcing services .................          6,366,739           8,328,025            12,794,276          17,297,365
   Cost of flood zone determination services ....          3,015,588           2,111,891             6,082,313           4,325,325
   Selling, general and administrative ..........          1,855,352           2,912,356             3,540,194           5,424,474
   Management services from Parent ..............            690,445             592,795             1,369,017           1,198,355
   Deferred compensation (non-recurring item) ...            728,069                  --               728,069                  --
   Depreciation and amortization ................          1,131,093           1,398,693             1,764,210           2,731,949
                                                        ------------        ------------          ------------        ------------
           Total expenses .......................         13,787,286          15,343,760            26,278,079          30,977,468
                                                        ------------        ------------          ------------        ------------
OPERATING INCOME ................................          1,938,285           3,134,248             4,966,297           5,605,859
                                                        ------------        ------------          ------------        ------------
MINORITY INTEREST ...............................            (17,190)                 --              (441,986)                 --
OTHER INCOME (EXPENSE):
   Interest income ..............................            106,356             101,208               106,356             222,238
   Interest expense .............................           (580,263)           (140,408)             (986,211)           (480,506)
                                                        ------------        ------------          ------------        ------------
           Total other income (expense) .........           (473,907)            (39,200)             (879,855)           (258,268)
INCOME BEFORE PROVISION FOR INCOME TAXES ........          1,447,188           3,095,048             3,644,456           5,347,591
PROVISION FOR INCOME TAXES ......................            598,900           1,246,600             1,687,800           2,180,600
                                                        ------------        ------------          ------------        ------------
NET INCOME ......................................       $    848,288        $  1,848,448          $  1,956,656        $  3,166,991
                                                        ============        ============          ============        ============
NET INCOME PER COMMON SHARE .....................       $        .08        $        .15          $        .20        $        .26
                                                        ============        ============          ============        ============
Weighted average common shares outstanding ......         10,000,000          12,678,743            10,000,000          12,213,801
                                                        ============        ============          ============        ============


                 The accompanying notes are an integral part of
                        these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                           ADDITIONAL
                                                           COMMON            PAID-IN            RETAINED
                                                           STOCK             CAPITAL            EARNINGS             TOTAL
                                                          --------         -----------         -----------        ------------
Balance at January 1, 1998 ........................       $100,000         $    69,991         $        --        $    169,991
    Cash dividends to Parent ......................             --                  --          (1,100,000)         (1,100,000)
    Issuance of Common Stock as partial
      consideration for the acquisition of
      Geotrac, Inc. ...............................          5,242           5,760,939                  --           5,766,181
    Net income ....................................             --                  --           3,852,991           3,852,991
                                                          --------         -----------         -----------        ------------
Balance at December 31, 1998 ......................        105,242           5,830,930           2,752,991           8,689,163
    Issuance of Common Stock as partial
      consideration for the acquisition of ........          1,545           1,698,455                  --           1,700,000
      Colonial Claims (Note 3) (unaudited) ........
    Initial public offering of Common Stock,
      net of offering costs (Note 2) (unaudited) ..         20,000          19,143,897                  --          19,163,897
    Net income (unaudited) ........................             --                  --           3,166,991           3,166,991
                                                          --------         -----------         -----------        ------------
Balance at June 30, 1999 (unaudited) ..............       $126,787         $26,673,282         $ 5,919,982        $ 32,720,051
                                                          ========         ===========         ===========        ============


              The accompanying notes are an integral part of
                         this consolidated statement.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                               1998                     1999
                                                                           ------------             ------------
                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................            $  1,956,656             $  3,166,991
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...........................               1,036,724                2,731,949
      Loss on disposal of property and equipment ..............                  37,501                   47,485
      Equity in earnings of Geotrac, Inc. .....................                (485,034)                      --
      Deferred income taxes, net ..............................                (160,200)                 377,411
      Changes in assets and liabilities:
        Accounts receivable ...................................                  65,667                  817,826
        Income taxes recoverable ..............................                      --                1,148,902
        Prepaid expenses and other current assets .............                (570,572)                (151,272)
        Other assets ..........................................                (518,149)                 101,420
        Accounts payable, trade ...............................                (135,182)                 198,742
        Employee related accrued expenses .....................                 (41,423)                 841,233
        Other accrued expenses ................................                 739,988                 (789,443)
        Income taxes payable ..................................               1,232,358                  382,287
        Deferred revenue ......................................                 121,551                  110,248
                                                                           ------------             ------------
           Net cash provided by operating activities ..........               3,279,885                8,983,779
                                                                           ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Colonial Claims, net of cash acquired .......                      --                    1,092
   Repayment of acquisition debt ..............................                      --                 (500,000)
   Payment of dividend to prior Colonial Claims shareholders ..                      --                 (670,000)
   Purchases of property and equipment ........................                (723,616)              (1,346,862)
                                                                           ------------             ------------
           Net cash used in investing activities ..............                (723,616)              (2,515,770)
                                                                           ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds received from initial public offering .........                      --               19,163,897
   Net borrowings under line of credit ........................                      --                6,668,322
   Repayment of debt ..........................................              (1,101,035)              (9,526,102)
   Repayment of affiliated notes and interest payable .........                      --              (14,708,420)
   Collection of affiliated note and interest receivable ......                      --                5,271,406
   Cash dividends paid to Parent ..............................              (1,100,000)                      --
   Net repayments to affiliates ...............................                (263,061)              (4,995,466)
                                                                           ------------             ------------
           Net cash provided by (used in) financing activities               (2,464,096)               1,873,637
                                                                           ------------             ------------
INCREASE IN CASH AND CASH
  EQUIVALENTS .................................................                  92,173                8,341,646

CASH AND CASH EQUIVALENTS, beginning of period ................                 115,070                1,868,867
                                                                           ------------             ------------
CASH AND CASH EQUIVALENTS, end of period ......................            $    207,243             $ 10,210,513
                                                                           ============             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   ACTIVITIES:
      Cash paid for interest..................................             $    172,527             $    940,922
                                                                           ============             ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
      Purchase of net assets of Colonial Claims:
           Total consideration consists of:
                Common Stock.................................................................       $  1,700,000
                Cash.........................................................................            500,000
                Short term obligation........................................................            500,000
                                                                                                    ------------
                                                                                                       2,700,000
                                                                                                    ============

                Fair value of assets acquired................................................          1,846,555
                Liabilities assumed..........................................................          1,478,306
                                                                                                    ------------
                Net assets...................................................................            368,249
                Goodwill.....................................................................          2,331,751
                                                                                                    ------------
                                                                                                    $  2,700,000
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

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

         The accompanying consolidated financial statements of Insurance Management Solutions Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31,1999. The results of operations for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that should be expected for a full fiscal year.

    Principles of Consolidation

         During July, 1998, the Company acquired the remaining 51% interest in Geotrac, Inc. For the three month and six month periods ended June 30, 1998, the operations of Geotrac, Inc. have been consolidated in the Company's statements of income, with minority interest deductions representing the net income of Geotrac, Inc. allocable to the 51% interest held by the majority stockholders prior to the Company acquiring the remaining interest.

    Net Income Per Common Share

         Net income per common share, which represents both basic and diluted earnings per share ("EPS"), is computed by dividing net income by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:


                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                        1998            1999          1998           1999
                                                     -----------    -----------    -----------    -----------
Numerator:
   Net income ...................................    $   848,288    $ 1,848,448    $ 1,956,656    $ 3,166,991
                                                     ===========    ===========    ===========    ===========

Denominator:

   Weighted average number of Common Shares
       used in basic EPS ........................     10,000,000     12,678,743     10,000,000     12,213,801
   Diluted stock options ........................             --             --             --             --
                                                     -----------    -----------    -----------    -----------
   Weighted average number of Common Shares
      and diluted potential Common Shares used in
      diluted EPS ...............................     10,000,000     12,678,743     10,000,000     12,213,801
                                                     ===========    ===========    ===========    ===========

         For the six months ended June 30, 1999, options to purchase 719,000 shares of Common Stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock, and therefore, the effect would be antidilutive.

NOTE 2.  INITIAL PUBLIC OFFERING

         In February, 1999, the Company completed an initial public offering ("IPO") of 3,350,000 shares of Common Stock at a price of $11 per share. Of the 3,350,000 shares sold, 1,350,000 were sold by Venture Capital Corporation, a Cayman Islands company. The IPO generated net proceeds to the Company of approximately $19,164,000, after deducting offering expenses paid by the Company of approximately $1,296,000. Such offering expenses were charged to additional paid-in capital against the proceeds from the IPO. Refer to notes 6, 7, and 8 in the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998, for a description of the use of the net proceeds from the IPO.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

NOTE 3.  ACQUISITION

         Effective January 7, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Colonial Catastrophe Claims Corporation, a Florida corporation ("Colonial Catastrophe"), in exchange for (i) 154,545 shares of Common Stock, (ii) cash in the amount of $500,000, (iii) a promissory note in the principal amount of $500,000, and (iv) an additional payment of $300,000, payable in additional shares of Common Stock, based upon the net income before taxes of Colonial Claims (as hereinafter defined) for the year ending December 31, 1999. On January 15, 1999, Colonial Catastrophe was merged into the acquiring subsidiary and the name of the acquiring subsidiary was changed to "Colonial Claims Corporation" (hereinafter "Colonial Claims"). The total purchase price of the acquisition was allocated in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations", and accordingly was based on the fair value of the net tangible assets acquired on the date of acquisition. Had the acquisition of Colonial Claims occurred on January 1, 1998, the pro forma results of operations for the three and six month periods ended June 30, 1998 and 1999 would not have been materially different from the Company's historical results of operations.

NOTE 4.  LONG-TERM DEBT

         In June, 1999, the Company entered into a revolving line of credit agreement ("LOC") with a financial institution that provides for borrowings of up to two times the rolling four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA"), but in no event more than $12,000,000. The LOC bears interest at a specified percentage over LIBOR (6.70% at June 30, 1999) based on the ratio of funded debt (as defined) to EBITDA. Interest payments are payable monthly and the remaining unpaid principal balance is due in full in July, 2001. The LOC is collateralized by substantially all of the Company's assets and is subject to certain quarterly financial covenants requiring the Company to maintain the following minimum ratios: (i) interest bearing debt to EBITDA of not more than 2.0 to 1.0, (ii) total liabilities to tangible net worth of not more than 1.0 to 1.0, and (iii) fixed charge coverage (as defined) of not less than 2.5 to 1.0. Net borrowings under the LOC, which totaled $6,664,084 as of June 30, 1999, are included in "Long-term debt, less current portion" in the accompanying June 30, 1999 consolidated balance sheet.

NOTE 5.  CONTINGENCIES

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

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


NOTE 6.  RELATED PARTY TRANSACTIONS

         Effective April 1, 1999, the Company amended its existing service agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business, provided that certain key tasks are performed timely. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $12.9 million and $22.7 million for the three month and six month periods ended June 30, 1999, respectively, would have been $11.1 million and $20.9 million for the three and six month periods ended June 30, 1999, respectively, in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999.

         During the quarter ended June 30, 1999, the Company also entered into a Technical Support Services Agreement with BIG pursuant to which the Company provides BIG with certain technical support services, computer programming and systems analysis services. Under this agreement, such services are charged to BIG on a time and materials basis. During the quarter ended June 30, 1999, revenue from technical support services provided to BIG under this agreement totaled approximately $1.3 million, which is included in affiliated outsourcing services revenue in the accompanying consolidated statements of income.

NOTE 7.  SEGMENT INFORMATION

         The following table presents summarized financial information for the Company's reportable segments:

                                                                          INTERCOMPANY
                                        OUTSOURCING      FLOOD ZONE       ELIMINATIONS      CONSOLIDATED
                                         SERVICES      DETERMINATIONS      AND OTHER           TOTALS
                                        -----------    --------------    -------------      ------------
THREE MONTHS ENDED JUNE 30, 1998
- (UNAUDITED)
Operating revenues - affiliated ..      $ 9,189,502       $   310,814       $   (378,032)     $  9,122,284
Operating revenues - unaffiliated           287,577         6,315,710                 --         6,603,287
Operating income .................          562,177         1,376,108                 --         1,938,285
Identifiable assets ..............       18,663,358        13,071,726         (3,220,856)       28,514,228

THREE MONTHS ENDED JUNE 30, 1999
- (UNAUDITED)
Operating revenues - affiliated ..      $13,070,948       $   112,272       $   (126,522)     $ 13,056,698
Operating revenues - unaffiliated         1,016,699         4,404,611                 --         5,421,310
Operating income .................        2,375,694           758,554                 --         3,134,248
Identifiable assets ..............       31,800,787        25,469,111        (11,170,360)       46,099,538

SIX MONTHS ENDED JUNE 30, 1998
- (UNAUDITED)
Operating revenues - affiliated ..      $17,992,154       $   547,182       $   (686,896)     $ 17,852,440
Operating revenues - unaffiliated           448,808        12,943,128                 --        13,391,936
Operating income .................        1,260,824         3,705,473                 --         4,966,297
Identifiable assets ..............       18,663,358        13,071,726         (3,220,856)       28,514,228

SIX MONTHS ENDED JUNE 30, 1999
- (UNAUDITED)
Operating revenues - affiliated ..      $22,953,095       $   194,055       $   (222,555)     $ 22,924,595
Operating revenues - unaffiliated         4,046,194         9,612,538                 --        13,658,732
Operating income .................        3,486,993         2,118,866                 --         5,605,859
Identifiable assets ..............       31,800,787        25,469,111        (11,170,360)       46,099,538

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected historical operating results of the Company as a percentage of total revenues:


                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                    --------------------          --------------------
                                                     1998          1999           1998           1999
                                                    -----          -----          -----          -----
REVENUES
  Outsourcing services ...................           57.9%          75.6%          56.8%          73.2%
  Flood zone determination services ......           42.1           24.4           43.2           26.8
                                                    -----          -----          -----          -----
      Total revenues .....................          100.0          100.0          100.0          100.0
                                                    -----          -----          -----          -----
EXPENSES
Cost of outsourcing services .............           40.5           45.1           40.9           47.3
Cost of flood zone determination services            19.2           11.4           19.5           11.8
Selling, general and administrative ......           11.8           15.8           11.3           14.8
Management services from Parent ..........            4.4            3.2            4.4            3.3
Deferred compensation (non-recurring item)            4.6           --              2.3           --
Depreciation and amortization ............            7.2            7.6            5.6            7.5
                                                    -----          -----          -----          -----
      Total expenses .....................           87.7           83.1           84.0           84.7
                                                    -----          -----          -----          -----
Operating income .........................           12.3           16.9           16.0           15.3
Minority interest ........................           (0.1)          --             (1.4)          --
Interest income ..........................            0.7            0.5            0.3            0.6
Interest expense .........................           (3.7)          (0.8)          (3.2)          (1.3)
                                                    -----          -----          -----          -----
Income before provision for income taxes .            9.2           16.6           11.7           14.6
Provision for income taxes ...............            3.8            6.6            5.4            5.9
                                                    -----          -----          -----          -----
Net income ...............................            5.4%          10.0%           6.3%           8.7%
                                                    =====          =====          =====          =====



COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999

         Outsourcing Services Revenues. Outsourcing services revenues for the second quarter of 1999 increased 53.4% to $14.0 million from $9.1 million for the comparable period in 1998. The increase was primarily attributable to (i) revenue generated under an affiliated technical support services arrangement for both personal and commercial lines of insurance entered into effective
April 1, 1999, (ii) growth in affiliated and unaffiliated flood premium processed by the Company, and (iii) incremental revenues from the recently acquired Colonial Claims. Effective April 1, 1999, the Company amended its existing service agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business, provided that certain key tasks are performed timely. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $12.9 million for the three months ended June 30, 1999, would have been $11.1 million in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999. Such minimums were established to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that have not grown as rapidly as originally forecasted.

         Flood Zone Determination Services Revenues. Flood zone determination services revenues for the second quarter of 1999 decreased 31.8% to $4.5 million from $6.6 million for the comparable period in 1998. The decrease in flood zone determination revenue was primarily attributable to a decrease in the demand for refinancing of mortgage loans which began in the second half of 1998 and has continued through the first half of 1999. Additionally, during the second quarter of 1999, the Company experienced a reduction in flood zone determination revenue from several large customers that are experiencing financial difficulties.

         Cost of Outsourcing Services. Cost of outsourcing services for the second quarter of 1999 increased 30.8% to $8.3 million from $6.4 million for the comparable period in 1998. As a percentage of outsourcing services revenues, cost of outsourcing services decreased during the second quarter of 1999 to 59.7% from 70.0% for the comparable period in 1998. The increase in cost of outsourcing services was primarily attributable to (i) incremental expenses incurred by the recently acquired Colonial Claims, (ii) increases in information technology costs due to staff additions and use of contract programmers to develop new unaffiliated programs, and (iii) incremental direct costs (primarily personnel) incurred to service the growth of both affiliated and unaffiliated flood premium business.

         Cost of Flood Zone Determination Services. Cost of flood zone determination services for the second quarter of 1999 decreased 30.0% to $2.1 million from $3.0 million for the comparable period in 1998. As a percentage of flood zone determination revenues, cost of flood zone determination services increased during the second quarter of 1999 to 46.8% from 45.5% for the comparable period in 1998. The decrease in cost of flood zone determination services resulted primarily from the merger of Bankers Hazard Determination Services, Inc. ("BHDS") and Geotrac, Inc. in July, 1998 and a subsequent elimination of certain duplicated functions and facilities, as well as a redesign of certain production workflows in April, 1999 that enabled the Company to increase employee productivity and reduce expenses.

         Selling, General and Administrative Expense. Selling, general and administrative expenses for the second quarter of 1999 increased 57.0% to $2.9 million from $1.9 million for the comparable period in 1998. The increase in selling, general and administrative expenses was primarily attributable to (i) additional wages and related benefits associated with adding executive management, accounting, sales and marketing and other administrative staff to support the Company's expanded operations, (ii) incremental expenses incurred by the Company's direct marketing subsidiary, which was formed in August, 1998,
(iii) incremental expenses incurred by the recently acquired Colonial Claims, and (iv) incremental expenses related to the addition of certain accounting and internal audit functions which were previously provided to the Company under the management service agreement with BIG.

         Management Services from Parent. Management services from Parent (i.e., BIG) for the second quarter of 1999 decreased 14.1% to $593,000 from $690,000 for the comparable period in 1998. The decrease was primarily related to an amendment to the management service agreement, which became effective January 1, 1999, pursuant to which certain accounting and internal audit functions are no longer performed by the Parent (such functions are currently performed by the Company directly).

         Depreciation and Amortization Expense. Depreciation and amortization expense for the second quarter of 1999 increased 23.7% to $1.4 million from $1.1 for the comparable period in 1998. The increase was primarily related to
(i) additional goodwill amortization recognized during the second quarter of 1999 as a result of the purchase of the remaining 51% of Geotrac, Inc. in July, 1998 and (ii) goodwill amortization resulting from the purchase of Colonial Claims in January, 1999.

         Minority Interest. During July, 1998, the Company purchased the remaining 51% of Geotrac, Inc. However, the Company has elected to reflect the operations of Geotrac, Inc. prior to the July, 1998 acquisition on a consolidated basis with the Company, with the net income of Geotrac, Inc. allocable to the 51% interest held by the prior majority stockholders during the three months ended June 30, 1998 reflected as minority interest.

         Provision for Income Taxes. The Company's effective income tax rates were 41.4% and 40.3% for the three months ended June 30, 1998 and 1999, respectively. Income before provision for income taxes in 1998, excluding minority interest which is presented net of tax in the accompanying unaudited consolidated financial statements, resulted in an effective income tax rate of 40.9% for the three months ended June 30, 1998.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999

         Outsourcing Services Revenues. Outsourcing services revenues for the first six months of 1999 increased 50.8% to $26.8 million from $17.8 million for the comparable period in 1998. The increase was primarily attributable to
(i) incremental revenues from the recently acquired Colonial Claims, (ii) growth in both affiliated and unaffiliated flood premium, (iii) revenue generated under an affiliated software development and maintenance arrangement for both personal and commercial lines of insurance entered into effective
April 1, 1999, (iv) revenue generated under an affiliated technical support services arrangement for both personal and commercial lines of insurance entered into on April 1, 1999, and (v) claims fee income associated with the settlement of flood and wind damage claims resulting from Hurricane Georges in late September, 1998. Effective April 1, 1999, the Company amended its existing service agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business, provided that certain key tasks are performed timely. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $22.7 million for the six months ended June 30, 1999, would have been $20.9 million in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999. Such minimums were established to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that have not grown as rapidly as originally forecasted.

         Flood Zone Determination Services Revenues. Flood zone determination services revenues for the first six months of 1999 decreased 27.3% to $9.8 million from $13.5 million for the comparable period in 1998. The decrease in flood zone determination revenue was primarily attributable to a decrease in the demand for refinancing of mortgage loans which began in the second half of 1998 and has continued through the first half of 1999. Additionally, during the first six months of 1999, the Company experienced a reduction in flood zone determination revenue from several large customers that are experiencing financial difficulties. The decrease in flood zone determination services revenues during the first six months of 1999 was partially offset by a novation of the Company's life-of-loan insurance policy in which an estimate of the present value of future losses to be claimed under the policy (approximately $500,000) was paid to the Company in exchange for a release of liability for such future losses under the policy.

         Cost of Outsourcing Services. Cost of outsourcing services for the first six months of 1999 increased 35.2% to $17.3 million from $12.8 million for the comparable period in 1998. As a percentage of outsourcing services revenues, cost of outsourcing services decreased during the first six months of 1999 to 64.6% from 72.1% for the comparable period in 1998. The increase in cost of outsourcing services was primarily attributable to (i) incremental expenses incurred by the recently acquired Colonial Claims, (ii) increases in information technology costs due to staff additions and use of contract programmers to develop new unaffiliated programs, and (iii) incremental direct costs (primarily personnel) incurred to service the growth of both affiliated and unaffiliated flood premium. These increases were partially offset by a decrease in the lease cost of fixed assets that were purchased by the Company from BIG on April 1, 1998. Prior to April 1, 1998, the depreciation for such equipment, which totaled $282,015 during the three months ended March 31, 1998, was charged to the Company under an arrangement similar to an operating lease and is included in cost of outsourcing services. Such costs are now included in depreciation and amortization.

         Cost of Flood Zone Determination Services. Cost of flood zone determination services for the first six months of 1999 decreased 28.9% to $4.3 million from $6.1 million for the comparable period in 1998. As a percentage of flood zone determination revenues, cost of flood zone determination services decrease during the first six months of 1999 to 44.1% from 45.1% for the comparable period in 1998. The decrease in cost of flood zone determination services resulted primarily from the merger of Bankers Hazard Determination Services, Inc. ("BHDS") and Geotrac, Inc. in July, 1998 and a subsequent elimination of certain duplicated functions and facilities, as well as a redesign of certain production workflows in April, 1999 that enabled the Company to increase employee productivity and reduce expenses.

         Selling, General and Administrative Expense. Selling, general and administrative expenses for the first six months of 1999 increased 53.2% to $5.4 million from $3.5 million for the comparable period in 1998. The increase in selling, general and administrative expenses was primarily attributable to
(i) additional wages and related benefits associated with adding executive management, accounting, sales and marketing and other administrative staff to support the Company's expanded operations, (ii) incremental expenses incurred by the Company's direct marketing subsidiary, which was formed in August, 1998,
(iii) incremental expenses incurred by the recently acquired Colonial Claims, and (iv) incremental expenses related to the addition of certain accounting and internal audit functions which were previously provided to the Company under the management service agreement with BIG.

         Management Services from Parent. Management services from Parent for the first six months of 1999 decreased 12.5% to $1.2 million from $1.4 million for the comparable period in 1998. The decrease was primarily related to an amendment to the management service agreement, which became effective January 1, 1999, pursuant to which certain accounting and internal audit functions are no longer performed by the Parent (such functions are currently performed by the Company directly).

         Depreciation and Amortization Expense. Depreciation and amortization expense for the first six months of 1999 increased 54.9% to $2.7 million from $1.8 million for the comparable period in 1998. The increase was primarily related to (i) additional goodwill amortization recognized during 1999 as a result of the purchase of the remaining 51% of Geotrac, Inc. in July, 1998,
(ii) goodwill amortization resulting from the purchase of Colonial Claims in January, 1999, and (iii) depreciation related to assets, consisting of telephone equipment and computer hardware and software that were purchased by the Company from BIG in April, 1998 for use in its business. Prior to April 1, 1998, the depreciation for such equipment, which totaled $282,015 during the three months ended March 31, 1998, was charged to the Company under an arrangement similar to an operating lease and was included in cost of outsourcing services.

         Minority Interest. During July, 1998, the Company purchased the remaining 51% of Geotrac, Inc. However, the Company has elected to reflect the operations of Geotrac, Inc. prior to the July, 1998 acquisition on a consolidated basis with the Company, with the net income of Geotrac, Inc. allocable to the 51% interest held by the prior majority stockholders during the six months ended June 30, 1998 reflected as minority interest.

         Provision for Income Taxes. The Company's effective income tax rates were 46.3% and 40.8% for the six months ended June 30, 1998 and 1999, respectively. Income before provision for income taxes in 1998, excluding minority interest which is presented net of tax in the accompanying unaudited consolidated financial statements, resulted in an effective income tax rate of 41.3% for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company's principal sources of liquidity consisted of cash on-hand, cash flows from operations and available borrowings under the Company's revolving credit facility. Prior to 1999, the Company funded its operations through cash generated from operations and receipt of service fees advanced from BIG. Bank borrowings were used to finance fixed asset purchases.

         In February, 1999, the Company completed an initial public offering ("IPO") of 3,350,000 shares of Common Stock at a price of $11 per share. Of the 3,350,000 shares sold, 1,350,000 were sold by Venture Capital Corporation (the "Selling Shareholder"), a Cayman Islands company. The offering generated net proceeds to the Company of approximately $19.2 million after deducting offering expenses paid by the Company of approximately $1.3 million. The Company used a portion of the net proceeds from the offering, together with funds received from BIG from proceeds made available to BIG by a subsidiary of the Selling Shareholder, to repay all obligations with BIG and its affiliates. Additionally, the Company used a portion of the IPO proceeds to repay certain debt obligations.

         In June, 1999, the Company entered into a revolving line of credit agreement ("LOC") with a financial institution that provides for borrowings of up to two times the rolling four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA"), but in no event more than $12,000,000. The LOC bears interest at a specified percentage over LIBOR (6.70% at June 30, 1999) based on the ratio of funded debt (as defined) to EBITDA. Interest payments are payable monthly and the remaining unpaid principal balance is due in full in July, 2001. The LOC is collateralized by substantially all of the Company's assets and is subject to certain quarterly financial covenants requiring the Company to maintain the following minimum ratios: (i) interest bearing debt to EBITDA of not more than 2.0 to 1.0, (ii) total liabilities to tangible net worth of not more than 1.0 to 1.0, and (iii) fixed charge coverage (as defined) of not less than 2.5 to 1.0. On June 11, 1999, the Company used $6,664,084 of the available LOC to repay an existing term loan. Subsequent to June 30, 1999, the Company used the remaining IPO proceeds, together with excess cash reserves, to repay the LOC.

         The Company believes that cash on-hand, cash flows from operations and available borrowings under the Company's LOC facility will be sufficient to satisfy currently anticipated working capital and capital expenditure requirements for the next twelve months. Unanticipated rapid expansion, business or systems development, or potential acquisitions may cause the Company to require additional funds. In addition, prior to the IPO, the Company at times relied upon advances against the future service fees it charged its affiliates to support working capital needs, which primarily included payroll costs. Since the IPO, the Company has discontinued this practice. The Company identifies and assesses, in the normal course of business, potential acquisitions of technologies or businesses which it believes to strategically fit its business plan. The Company may enter into such transactions should opportunities present themselves in the future.

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

         Outsourcing Operations. With respect to both information technology ("IT") and non-information technology ("non-IT") systems associated with its outsourcing operations, the Company has developed a detailed Year 2000 Project Plan (the "Plan") and is in the process of carrying out the Plan. During January, 1999, an independent accounting firm was engaged to validate the Plan. The recommendations stemming from their review have been incorporated into the Plan, which calls for testing, validation and modification of the Company's systems in order to ensure Year 2000 compliance. For IT hardware systems, the Plan addresses the Year 2000 Problem with respect to: production servers; imaging servers; communication servers; development servers; Q&A servers; wide-area network and network infrastructure; AS/400 processors and tape drives; desk-top personal computers; telecommunications equipment, including voice, fax and modems; and printers. For IT software systems, this Plan addresses the Year 2000 Problem with respect to: AS/400 operating and applications systems; personal computer applications software, including spreadsheets, "macros," "uploads" and "downloads"; and electronic forms. Testing has commenced and is expected to continue through the fourth quarter of 1999. The Company is already issuing policies with terms extending beyond the Year 2000 and believes it will not experience any difficulty in processing business on its core processing systems.

         For non-IT systems, the Plan provides for testing of elevators, generators, utilities, card key access, alarms, uninterrupted power source, air conditioning/heating units and thermostats. Non-IT systems testing is underway and is expected to be completed during the third quarter of 1999.

         The Plan also provides for certification of Year 2000 compliance by the Company's business partners. Such partners provide office supplies, paper supplies, copy center support, off-site tape management and disaster recovery services. The Plan also provides for detailed questionnaires and follow-up letters to be sent to all outside software vendors requiring responses, and ultimately certification, as to their Year 2000 readiness. A review of these responses by Company management will lead to decisions regarding the retention or replacement of vendors and/or their products. Such decisions are expected to be made prior to September 30, 1999. The Company will replace such vendors and products if it believes their state of Year 2000 readiness poses a risk to the Company sufficient to warrant doing so. The Company does not anticipate any difficulty in securing adequate replacements for such vendors or products.

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

         The Company is in the process of developing a contingency plan to deal with situations that may require manual processing. This plan, expected to be substantially completed by the end of the third quarter of 1999, will incorporate each processing department's needs in the event it must convert to manual systems from automated systems. Such needs may include overtime hours, temporary employees, additional space, paper forms in replacement of computer generated forms, blank paper stock, physical file space, additional copiers and fax machines, additional equipment, greater support for data reconciliation and cash reconciliation processes in the absence of computer-generated production data, and greater use of fiche and fiche readers.

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

         The Company has reviewed and validated the Year 2000 compliance of the IBM AS/400 business system used in its flood zone determination operations. This process involved reviewing all internally developed application code, modules, databases, and reports for correct date handling, changing all date fields to handle the four digit century format, and upgrading the operating system to the Year 2000 compliant version. The Company's internally developed GeoCompass(R) and GMaS software packages have also been assessed for Year 2000 readiness and were upgraded to Year 2000 compliant versions during the second quarter of 1999. The Company's flood zone determination network operating systems were also upgraded to Year 2000 compliant versions during the second quarter of 1999. The Company is in the process of having its other flood zone determination hardware and software components validated for Year 2000 compliance by the vendors that supply those products.

         The non-IT systems used in the Company's flood zone determination operations include: internal telephone systems, auxiliary power supplies, security systems, environmental control systems, and postal equipment. The Company has contacted the various vendors providing such systems regarding validation of their systems.

         Testing methodology of existing internal systems includes the identification of programs and Year 2000 critical dates for date rollover testing. An initial test was completed in February, 1999 of a mirrored production environment. This environment tested AS/400 applications, communication and data transfer systems, electronically generated faxes and data files, LAN and WAN connections, and production flow within the Company. All tests have been documented, errors corrected and retested, signed-off.

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

         The Company currently estimates direct costs (computing costs, network and telephone support, office supplies, programming support and project coordination) associated with addressing the Year 2000 Problem for its flood zone determination operations to be in the range of $150,000 to $250,000. Nearly all costs, whether incurred or to be incurred, are internal to the Company. The Company does not anticipate the total replacement of any core system. In the event an outside vendor's software is targeted for replacement, the Company may incur additional costs relating to acquisition of replacement software, conversion of data, and personnel training. Management does not expect these costs to materially adversely affect the Company's business or financial condition.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 11, 1999, the Company entered into a revolving line of credit agreement ("LOC") with a financial institution that provides for borrowings of up to $12,000,000. Under the LOC, the Company is restricted from making any distributions or dividends payable in cash or capital stock of the Company on any shares of any class of its capital stock or apply any of its property or assets to the purchase, redemption or other retirement of any shares of any class of capital stock or any partnership interest when the ratio of interest bearing debt to earnings before interest, taxes, depreciation, and amortization exceeds 1.0 either before or as a result of the distribution.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 1999 Annual Meeting of Shareholders held on May 25, 1999, one matter was submitted to a vote of shareholders. David K. Meehan, Daniel J. White and John A. Grant, Jr. were elected as Directors of the Company for three-year terms expiring in 2002. The following table sets forth certain information with respect to the election of directors at the 1999 Annual Meeting of Shareholders:

                                                           Shares Withholding
         Name of Nominee              Shares Voted For         Authority
         ---------------              ----------------         ---------
         David K. Meehan                 10,509,745              9,600
         Daniel J. White                 10,510,095              9,250
         John A. Grant, Jr.              10,515,645              3,700


         The following table sets forth the other Directors of the Company whose terms of office continued after the 1999 Annual Meeting of Shareholders:

         Name of Director                                  Term Expires
         ----------------                                  ------------
         Robert M. Menke                                       2000
         William D. Hussey                                     2000
         E. Ray Solomon, Ph.D., CLU                            2000
         Jeffrey S. Bragg                                      2001
         Robert G. Menke                                       2001
         Alejandro M. Sanchez                                  2001

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits

               EXHIBIT NO.          DESCRIPTION

                   10.1 Second Addendum to Service Agreements, effective as of April 1, 1999, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, First Community Insurance Company and Bankers Security Insurance Company.

                   10.2 Technical Support Services Agreement, dated April 1, 1999, by and between Insurance Management Solutions, Inc. and Bankers Insurance Group, Inc. and its subsidiaries.

                   10.3 Loan Agreement, dated June 11, 1999, by and between Insurance Management Solutions Group, Inc. (including its Subsidiaries) and NationsBank, N.A.

                   10.4 Security Agreement, dated June 11, 1999, by and between Insurance Management Solutions Group, Inc. (including its Subsidiaries) and NationsBank, N.A.

                   10.5 Promissory Note of Insurance Management Solutions Group, Inc. (including its Subsidiaries), dated June 11, 1999, in favor of NationsBank, N.A.

                   27.1             Financial Data Schedule (for SEC use only)

         b)    Reports on Form 8-K

               None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 1999             INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                  (Registrant)


                                  By: /s/ DAVID K. MEEHAN
                                     ---------------------------------------
                                          David K. Meehan
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


                                  By: /s/ KELLY K. KING
                                     ---------------------------------------
                                          Kelly K. King
                                          Senior Vice President, Chief Financial
                                          Officer, Treasurer and Secretary
                                          (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION

  10.1      -- Second Addendum to Service Agreements, effective as of April
               1, 1999, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, First Community Insurance
               Company and Bankers Security Insurance Company.

  10.2      -- Technical Support Services Agreement, dated April 1, 1999, by and between Insurance Management Solutions, Inc. and Bankers
               Insurance Group, Inc. and its subsidiaries.

  10.3      -- Loan Agreement, dated June 11, 1999, by and between Insurance
               Management Solutions Group, Inc. (including its Subsidiaries) and NationsBanks, N.A.

  10.4      -- Security Agreement, dated June 11, 1999, by and between
               Insurance Management Solutions Group, Inc. (including its
               Subsidiaries) and  NationsBank, N.A.

  10.5      -- Promissory Note of Insurance Management Solutions Group, Inc.
               (including its Subsidiaries), dated June 11, 1999, in favor of NationsBank, N.A.

  27.1      -- Financial Data Schedule (for SEC use only)