Form 10-Q
period 1999-09-30
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 1999-11-15
CIK 1063167

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999

                                       or

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



         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class: Common Stock,                          Outstanding at November 10, 1999:
   $.01 par value                                         12,678,743


===============================================================================

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS


                                                                                          Page Number
                                                                                          -----------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements......................................................  1

                   Consolidated Balance Sheets as of December 31, 1998
                   and September 30, 1999....................................................  1

                   Consolidated Statements of Operations for the three months and nine months ended September 30, 1998 and 1999.........................  2

                   Consolidated Statement of Shareholders' Equity for the year ended December 31, 1998 and the nine months ended
                   September 30, 1999........................................................  3

                   Consolidated Statements of Cash Flows for the nine
                   months ended September 30, 1998 and 1999..................................  4

                   Notes to Consolidated Financial Statements................................  6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................................  9

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk................ 16

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings......................................................... 17

          Item 2.  Changes in Securities and Use of Proceeds................................. 17

          Item 6.  Exhibits and Reports on Form 8-K.......................................... 17


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

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                         DECEMBER 31,        SEPTEMBER 30,
                                                                            1998                  1999
                                                                         -----------          -----------
                                                                                              (UNAUDITED)
                             ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..................................          $ 1,868,867          $ 3,361,234
   Accounts receivable, net ...................................            3,549,044            3,884,983
   Due from affiliates ........................................              570,139            3,510,522
   Note and interest receivable - affiliate ...................            5,271,406                   --
   Income taxes recoverable ...................................            1,148,902                6,044
   Prepaid expenses and other assets ..........................              859,684            1,498,198
                                                                         -----------          -----------
        Total current assets ..................................           13,268,042           12,260,981
PROPERTY AND EQUIPMENT, net ...................................            8,507,897            7,452,530
OTHER ASSETS
   Goodwill, net ..............................................           14,515,785           16,180,132
   Customer contracts, net ....................................            1,316,667            1,166,667
   Deferred tax assets ........................................              967,191              408,891
   Other ......................................................            1,326,273              961,335
                                                                         -----------          -----------
         Total assets .........................................          $39,901,855          $38,430,536
                                                                         ===========          ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt ..........................          $ 3,026,944          $   527,750
   Current portion of notes and interest payable - affiliates .            9,180,743                   --
   Accounts payable, trade ....................................              831,674              823,835
   Due to affiliates ..........................................            1,748,509              214,061
   Employee related accrued expenses ..........................            1,804,677            2,462,453
   Other accrued expenses .....................................              755,436              730,661
   Deferred revenue ...........................................              214,891              214,891
                                                                         -----------          -----------
         Total current liabilities ............................           17,562,874            4,973,651
LONG-TERM DEBT, less current portion ..........................            7,470,539              309,120
NOTES PAYABLE - AFFILIATES, less current portion ..............            5,527,677                   --
DEFERRED REVENUE ..............................................              651,602              655,785
SHAREHOLDERS' EQUITY
   Preferred Stock, $.01 par value; 20,000,000 shares
     authorized, no shares issued and outstanding..............
   Common Stock, $.01 par value; 100,000,000 shares authorized,
     10,524,198 and 12,678,743 shares issued and outstanding at
     December 31, 1998 and September 30, 1999, respectively ...              105,242              126,787
   Additional paid-in capital .................................            5,830,930           26,673,282
   Retained earnings ..........................................            2,752,991            5,691,911
                                                                         -----------          -----------
         Total shareholders' equity ...........................            8,689,163           32,491,980
                                                                         -----------          -----------
         Total liabilities and shareholders' equity ...........          $39,901,855          $38,430,536
                                                                         ===========          ===========


The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended                 Nine Months Ended
                                                                     September 30,                     September 30,
                                                             -----------------------------     -----------------------------
                                                                 1998             1999             1998             1999
                                                             ------------     ------------     ------------     ------------
                                                                      (unaudited)                       (unaudited)

REVENUES
   Outsourcing services - affiliated ....................    $  9,309,691     $  9,757,699     $ 26,614,949     $ 32,488,239
   Outsourcing services .................................         443,653        1,503,489          892,461        5,549,683
   Flood zone determination services ....................       5,857,446        4,170,414       18,800,574       13,782,952
   Flood zone determination services - affiliated .......         517,385          214,946        1,064,567          409,001
                                                             ------------     ------------     ------------     ------------
         Total revenues .................................      16,128,175       15,646,548       47,372,551       52,229,875
                                                             ------------     ------------     ------------     ------------
EXPENSES
   Cost of outsourcing services .........................       7,019,626        8,830,476       19,813,902       26,127,841
   Cost of flood zone determination services ............       2,441,808        1,899,411        8,524,121        6,224,736
   Selling, general and administrative ..................       2,164,883        2,995,844        5,705,077        8,420,318
   Management services from Parent ......................       1,137,304          535,813        2,506,321        1,734,168
   Deferred compensation (non-recurring item) ...........              --               --          728,069               --
   Depreciation and amortization ........................       1,216,969        1,405,120        2,981,179        4,137,069
                                                             ------------     ------------     ------------     ------------
         Total expenses .................................      13,980,590       15,666,664       40,258,669       46,644,132
                                                             ------------     ------------     ------------     ------------
OPERATING INCOME (LOSS) .................................       2,147,585          (20,116)       7,113,882        5,585,743
                                                             ------------     ------------     ------------     ------------
MINORITY INTEREST .......................................         (30,817)              --         (472,803)              --
OTHER INCOME (EXPENSE):
   Interest income ......................................         201,549           68,009          307,905          290,247
   Interest expense .....................................        (666,954)        (295,864)      (1,653,165)        (776,370)
                                                             ------------     ------------     ------------     ------------
         Total other income (expense) ...................        (465,405)        (227,855)      (1,345,260)        (486,123)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES       1,651,363         (247,971)       5,295,819        5,099,620

PROVISION (BENEFIT) FOR INCOME TAXES ....................         700,600          (19,900)       2,388,400        2,160,700
                                                             ------------     ------------     ------------     ------------
NET INCOME (LOSS) .......................................    $    950,763     $   (228,071)    $  2,907,419     $  2,938,920
                                                             ============     ============     ============     ============
NET INCOME (LOSS) PER COMMON SHARE ......................    $        .09     $       (.02)    $        .29     $        .24
                                                             ============     ============     ============     ============
Weighted average common shares outstanding ..............      10,524,198       12,678,743       10,176,653       12,370,485
                                                             ============     ============     ============     ============



The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                 ADDITIONAL
                                                   COMMON         PAID-IN          RETAINED
                                                   STOCK          CAPITAL          EARNINGS           TOTAL
                                                  --------      -----------      -----------       -----------

Balance at January 1, 1998 ..................     $100,000      $    69,991      $        --       $   169,991
    Cash dividends to Parent ................           --               --       (1,100,000)       (1,100,000)
    Issuance of Common Stock as partial
      consideration for the acquisition of
      Geotrac, Inc. .........................        5,242        5,760,939               --         5,766,181
    Net income ..............................           --               --        3,852,991         3,852,991
                                                  --------      -----------      -----------       -----------
Balance at December 31, 1998 ................      105,242        5,830,930        2,752,991         8,689,163

    Issuance of Common Stock as partial
      consideration for the acquisition of
      Colonial Claims (Note 3) (unaudited)...        1,545        1,698,455               --         1,700,000
    Initial public offering of Common Stock,
     net of offering costs (Note 2)
     (unaudited).............................       20,000       19,143,897               --        19,163,897
    Net income (unaudited) ..................           --               --        2,938,920         2,938,920
                                                  --------      -----------      -----------       -----------
Balance at September 30, 1999 (unaudited) ...     $126,787      $26,673,282      $ 5,691,911       $32,491,980
                                                  ========      ===========      ===========       ===========


The accompanying notes are an integral part of this consolidated statement.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    ------------------------------
                                                                        1998              1999
                                                                    -----------       ------------
                                                                             (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................      $ 2,907,419       $  2,938,920
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...........................        2,981,179          4,137,069
     Depreciation and amortization of Geotrac, Inc.
       prior to July 1998 acquisition ........................         (712,990)                --
     Loss on disposal of property and equipment ..............           37,914            163,228
     Equity in earnings of Geotrac, Inc. .....................         (485,034)                --
     Write-off of deferred financing costs ...................               --            244,752
     Deferred income taxes, net ..............................       (1,074,665)           451,911
     Changes in assets and liabilities:
       Accounts receivable ...................................         (474,170)           664,954
       Income taxes recoverable ..............................               --          1,142,858
       Prepaid expenses and other current assets .............         (542,464)          (310,196)
       Other assets ..........................................            6,279            (59,874)
       Accounts payable, trade ...............................          125,587            (25,664)
       Employee related accrued expenses .....................         (163,486)           657,776
       Other accrued expenses ................................          696,250           (708,867)
       Income taxes payable ..................................        2,172,415                 --
       Deferred revenue ......................................          319,369              4,183
                                                                    -----------       ------------
         Net cash provided by operating activities ...........        5,793,603          9,301,050
                                                                    -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Geotrac, Inc., net of cash acquired ........        2,797,008                 --
   Acquisition of Colonial Claims, net of cash acquired ......               --              1,092
   Repayment of acquisition debt .............................               --           (500,000)
   Payment of dividend to prior Colonial Claims shareholders .               --           (670,000)
   Purchases of property and equipment .......................         (825,358)        (2,231,214)
                                                                    -----------       ------------
         Net cash provided by (used in) investing activities .        1,971,650         (3,400,122)
                                                                    -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds received from initial public offering ........               --         19,163,897
   Repayment of debt .........................................       (2,798,665)        (9,660,613)
   Repayment of affiliated notes and interest payable ........               --        (14,708,420)
   Collection of affiliated note and interest receivable .....               --          5,271,406
   Deferred offering costs ...................................         (614,796)                --
   Cash dividends paid to Parent .............................       (1,100,000)                --
   Net advances from (to) affiliates .........................          183,476         (4,474,831)
                                                                    -----------       ------------
         Net cash used in financing activities ...............       (4,329,985)        (4,408,561)
                                                                    -----------       ------------
INCREASE IN CASH AND CASH
  EQUIVALENTS ................................................        3,435,268          1,492,367
CASH AND CASH EQUIVALENTS, beginning of period ...............          115,070          1,868,867
                                                                    -----------       ------------
CASH AND CASH EQUIVALENTS, end of period .....................      $ 3,550,338       $  3,361,234
                                                                    ===========       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   ACTIVITIES:
   Cash paid for:
     Interest ................................................      $   819,754       $  1,013,716
                                                                    ===========       ============
     Taxes ...................................................      $   675,000       $    920,000
                                                                    ===========       ============


                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         ----------------------------
                                                                             1998             1999
                                                                         -----------      -----------
                                                                                  (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Purchase of fixed assets by issuance of debt
   (including capital lease obligations)...........................      $ 4,265,639      $        --
                                                                         ===========      ===========
   Repurchase of Preferred Stock of Subsidiary in exchange for
   issuance of note ...............................................      $ 6,750,000      $        --
                                                                         ===========      ===========

     Purchase of 51% interest in net assets of Geotrac, Inc.:
         Total consideration consists of:
              Common Stock ........................................      $ 5,766,181
              Promissory Note .....................................        1,500,000
              Short-term obligation ...............................          728,069
                                                                         -----------
                                                                           7,994,250
                                                                         ===========

              Fair value of assets acquired .......................       10,990,152
              Liabilities assumed .................................       10,650,887
                                                                         -----------
              Net assets ..........................................          339,265
              Goodwill ............................................       14,933,247
                                                                         -----------
                                                                         $15,272,512
                                                                         ===========

     Purchase of net assets of Colonial Claims:
         Total consideration consists of:
              Common Stock ........................................                       $ 1,700,000
              Cash ................................................                           500,000
              Short-term obligation ...............................                           500,000
                                                                                          -----------
                                                                                            2,700,000
                                                                                          ===========

              Fair value of assets acquired .......................                         1,846,555
              Liabilities assumed .................................                         1,478,306
                                                                                          -----------
              Net assets ..........................................                           368,249
              Goodwill ............................................                         2,331,751
                                                                                          -----------
                                                                                          $ 2,700,000
                                                                                          ===========


The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

         The accompanying consolidated financial statements of Insurance Management Solutions Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31,1999. The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that should be expected for a full fiscal year.

   Principles of Consolidation

         During July, 1998, the Company acquired the remaining 51% interest in Geotrac, Inc. (now known as Geotrac of America, Inc.), the Company's flood zone determination services subsidiary ("Geotrac"), pursuant to a merger with Bankers Hazard Determination Services, Inc. For the three month and nine month periods ended September 30, 1998, the operations of Geotrac have been consolidated in the Company's statements of income, with minority interest deductions representing the net income of Geotrac allocable to the 51% interest held by the majority stockholders prior to the Company acquiring the remaining interest.

   Net Income (Loss) Per Common Share

         Net income (loss) per common share, which represents both basic and diluted earnings per share ("EPS"), is computed by dividing net income (loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:


                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                  ----------------------------        ---------------------------
                                                     1998              1999              1998             1999
                                                  ----------        ----------        ----------       ----------

Numerator:
   Net income (loss) ......................      $   950,763      $   (228,071)      $ 2,907,419      $ 2,938,920
                                                 ===========      ============       ===========      ===========
Denominator:
   Weighted average number of Common Shares
      used in basic EPS....................       10,524,198        12,678,743        10,176,653       12,370,485
   Diluted stock options ..................               --                --                --               --
                                                  ----------        ----------        ----------       ----------
   Weighted average number of Common Shares
      and diluted potential Common Shares
      used in diluted EPS .................       10,524,198        12,678,743        10,176,653       12,370,485
                                                 ===========      ============       ===========      ===========


         For the nine months ended September 30, 1999, options to purchase 635,500 shares of Common Stock were outstanding during the period but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Common Stock, and therefore, the effect would be antidilutive.

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

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

NOTE 3.  ACQUISITION

         Effective January 7, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Colonial Catastrophe Claims Corporation, a Florida corporation ("Colonial Catastrophe"), in exchange for (i) 154,545 shares of Common Stock, (ii) cash in the amount of $500,000, (iii) a promissory note in the principal amount of $500,000, and (iv) an additional payment of $300,000, payable in additional shares of Common Stock, based upon the net income before taxes of Colonial Claims (as hereinafter defined) for the year ending December 31, 1999. On January 15, 1999, Colonial Catastrophe was merged into the acquiring subsidiary and the name of the acquiring subsidiary was changed to "Colonial Claims Corporation" (hereinafter "Colonial Claims"). The total purchase price of the acquisition was allocated in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations", and accordingly was based on the fair value of the net tangible assets acquired on the date of acquisition. Had the acquisition of Colonial Claims occurred on January 1, 1998, the pro forma results of operations for the three and nine month periods ended September 30, 1998 and 1999 would not have been materially different from the Company's historical results of operations.

NOTE 4.  LONG-TERM DEBT

         In June, 1999, the Company entered into a revolving line of credit agreement ("LOC") with a financial institution that provides for borrowings of up to two times the rolling four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA"), but in no event more than $12,000,000. The LOC bears interest at a specified percentage over LIBOR (7.13% at September 30, 1999) based on the ratio of funded debt (as defined) to EBITDA. Interest payments are payable monthly and the remaining unpaid principal balance is due in full in July, 2001. The LOC is collateralized by substantially all of the Company's assets and is subject to certain quarterly financial covenants requiring the Company to maintain the following minimum ratios: (i) interest bearing debt to EBITDA of not more than 2.0 to 1.0; (ii) total liabilities to tangible net worth of not more than 1.0 to 1.0; and (iii) fixed charge coverage (as defined) of not less than 2.5 to 1.0. As of September 30, 1999, there was no outstanding balance under the LOC.

NOTE 5.  CONTINGENCIES

         Bankers Insurance Company ("BIC"), the Company's principal customer and a wholly-owned subsidiary of Bankers Insurance Group, Inc. (together with its subsidiaries, "BIG"), is currently subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from BIC's use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. In addition, BIC has been subpoenaed on behalf of the Federal Emergency Management Agency ("FEMA") to produce documentation in connection with its investigation of certain cash management and claims processing practices of BIC. BIC is currently involved in discussions relating to the resolution of certain matters raised in the investigation. If the parties are unable to reach agreement in these matters, the United States could file suit under the False Claims Act and/or various common law and equitable theories. In the event either or both of these investigations or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss of or material decrease in the Company's business from BIC, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company, based on information provided by BIG, does not believe the outcome of these investigations will have a material adverse effect on the business, financial condition or results of operations of BIC or the Company. It is impossible at this time, however, to predict the ultimate outcome of these investigations.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


NOTE 6.  RELATED PARTY TRANSACTIONS

         Effective April 1, 1999, the Company amended its existing service agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business, provided that certain key tasks are performed timely. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $9.8 million and $32.5 million for the three month and nine month periods ended September 30, 1999, respectively, would have been $9.7 million and $30.6 million for the three and nine month periods ended September 30, 1999, respectively, in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999.

         During the quarter ended June 30, 1999, the Company also entered into a Technical Support Services Agreement with BIG pursuant to which the Company provides BIG with certain technical support services, computer programming and systems analysis services. Under this agreement, such services are charged to BIG on a time and materials basis. Revenue provided under this agreement totaled approximately $1.3 million during the nine months ended September 30, 1999, which is included in affiliated outsourcing services revenue in the accompanying consolidated statements of operations. No services were provided under this agreement for the three months ended September 30, 1999.

NOTE 7.  SEGMENT INFORMATION

         The following table presents summarized financial information for the Company's reportable segments:

                                                                            INTERCOMPANY
                                          OUTSOURCING       FLOOD ZONE      ELIMINATIONS       CONSOLIDATED
                                           SERVICES       DETERMINATIONS      AND OTHER            TOTALS
                                          -----------     --------------    ------------       ------------

THREE MONTHS ENDED SEPTEMBER 30,
1998 - (UNAUDITED)
Operating revenues - affiliated ..      $  9,880,827       $   517,385      $   (571,136)      $  9,827,076
Operating revenues - unaffiliated            443,653         5,857,446                --          6,301,099
Operating income (loss) ..........           (10,057)        2,157,642                --          2,147,585
Identifiable assets ..............        24,303,879        32,958,313       (10,241,306)        47,020,886

THREE MONTHS ENDED SEPTEMBER 30,
1999 - (UNAUDITED)
Operating revenues - affiliated ..      $  9,987,895       $   214,946      $   (230,196)      $  9,972,645
Operating revenues - unaffiliated          1,503,489         4,170,414                --          5,673,903
Operating income (loss) ..........          (918,929)          898,813                --            (20,116)
Identifiable assets ..............        24,826,261        25,155,030       (11,550,755)        38,430,536

NINE MONTHS ENDED SEPTEMBER 30,
1998 - (UNAUDITED)
Operating revenues - affiliated ..      $ 27,872,981       $ 1,064,567      $ (1,258,032)      $ 27,679,516
Operating revenues - unaffiliated            892,461        18,800,574                --         19,693,035
Operating income .................         1,250,767         5,863,115                --          7,113,882
Identifiable assets ..............        24,303,879        32,958,313       (10,241,306)        47,020,886

NINE MONTHS ENDED SEPTEMBER 30,
1999 - (UNAUDITED)
Operating revenues - affiliated ..      $ 32,940,990       $   409,001      $   (452,751)      $ 32,897,240
Operating revenues - unaffiliated          5,549,683        13,782,952                --         19,332,635
Operating income .................         2,568,064         3,017,679                --          5,585,743
Identifiable assets ..............        24,826,261        25,155,030       (11,550,755)        38,430,536


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected historical operating results of the Company as a percentage of total revenues:


                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                     ------------------         -----------------
                                                      1998         1999         1998         1999
                                                     -----        -----        -----        -----

REVENUES
  Outsourcing services ......................         60.5%        72.0%        58.1%        72.8%
  Flood zone determination services .........         39.5         28.0         41.9         27.2
                                                     -----        -----        -----        -----
      Total revenues ........................        100.0        100.0        100.0        100.0
                                                     -----        -----        -----        -----
EXPENSES
  Cost of outsourcing services ..............         43.5         56.4         41.8         50.0
  Cost of flood zone determination services .         15.1         12.1         18.0         11.9
  Selling, general and administrative .......         13.4         19.2         12.0         16.1
  Management services from Parent ...........          7.1          3.4          5.3          3.4
  Deferred compensation (non-recurring item)          --           --            1.5         --
  Depreciation and amortization .............          7.6          9.0          6.3          7.9
                                                     -----        -----        -----        -----
      Total expenses ........................         86.7        100.1         84.9         89.3
                                                     -----        -----        -----        -----
Operating income (loss) .....................         13.3         (0.1)        15.1         10.7
Minority interest ...........................         (0.2)        --           (1.0)        --
Interest income .............................          1.2          0.4          0.6          0.6
Interest expense ............................         (4.1)        (1.9)        (3.5)        (1.5)
                                                     -----        -----        -----        -----
Income (loss) before provision
 (benefit) for income taxes..................         10.2         (1.6)        11.2          9.8
Provision (benefit) for income taxes ........          4.3         (0.1)         5.1          4.2
                                                     -----        -----        -----        -----
Net income (loss) ...........................          5.9%        (1.5)%        6.1%         5.6%
                                                     =====        =====        =====        =====


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

         Outsourcing Services Revenues. Outsourcing services revenues for the third quarter of 1999 increased 15.5% to $11.3 million from $9.8 million for the comparable period in 1998. The increase was primarily attributable to (i) incremental revenues earned by Colonial Claims, which was acquired in January, 1999, (ii) revenue generated under several new unaffiliated flood processing contracts, which began to ramp up during the third quarter of 1999, and (iii) growth in affiliated flood and auto lines of business.

         Flood Zone Determination Services Revenues. Flood zone determination services revenues for the third quarter of 1999 decreased 31.2% to $4.4 million from $6.4 million for the comparable period in 1998. The decrease in flood zone determination revenue was primarily attributable to increases in interest rates from the corresponding period of the prior year and a resulting decline in loan originations and mortgage refinancings, which fuel the demand for flood zone determinations.

         Cost of Outsourcing Services. Cost of outsourcing services for the third quarter of 1999 increased 25.8% to $8.8 million from $7.0 million for the comparable period in 1998. The increase in cost of outsourcing services was primarily attributable to (i) incremental expenses incurred by the recently acquired Colonial Claims, (ii) increases in information technology costs due to staff additions and use of contract programmers to develop new unaffiliated programs, and (iii) incremental direct costs (primarily personnel) incurred to service the growth of both affiliated and unaffiliated flood premium business.

         Cost of Flood Zone Determination Services. Cost of flood zone determination services for the third quarter of 1999 decreased 22.2% to $1.9 million from $2.4 million for the comparable period in 1998. The decrease in cost of flood zone determination services is primarily due to (i) a decrease in flood zone determination services revenue from the corresponding period in 1998, (ii) the merger of Bankers Hazard Determination Services, Inc. ("BHDS") and Geotrac in July, 1998 and a subsequent elimination of certain duplicated functions and facilities, and (iii) a redesign of certain production workflows in April, 1999 that enabled the Company to increase employee productivity and reduce expenses.

         Selling, General and Administrative Expense. Selling, general and administrative expenses for the third quarter of 1999 increased 38.4% to $3.0 million from $2.2 million for the comparable period in 1998. The increase in selling, general and administrative expenses was primarily attributable to (i) additional wages and related benefits associated with adding executive management, accounting, sales and marketing and other administrative staff to support the Company's expanded operations, (ii) incremental expenses incurred by the recently acquired Colonial Claims, and (iii) severance costs relating to the resignations of certain officers.

         Management Services from Parent. Management services from Parent (i.e., BIG) for the third quarter of 1999 decreased 52.9% to $536,000 from $1.1 million for the comparable period in 1998. The decrease was primarily due to an employment practices judgment that was settled during the third quarter of 1998 on behalf of the Company and its affiliates.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the third quarter of 1999 increased 15.5% to $1.4 million from $1.2 million for the comparable period in 1998. The increase was primarily related to additional goodwill amortization resulting from the purchase of Colonial Claims in January, 1999, as well as amortization of software costs capitalized in accordance with Statement of Positions 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which the Company began amortizing in January, 1999.

         Minority Interest. During July, 1998, the Company purchased the remaining 51% of Geotrac. However, the Company has elected to reflect the operations of Geotrac prior to the July, 1998 acquisition on a consolidated basis with the Company, with the net income of Geotrac allocable to the 51% interest held by the prior majority stockholders reflected as minority interest.

         Interest Expense. Interest expense for the third quarter of 1999 decreased 55.6% to $296,000 from $667,000 for the comparable period in 1998. The decrease was primarily related to the early repayment of most of the Company's debt obligations from proceeds received by the Company from its initial public offering in February, 1999, partially offset by the write-off of deferred financing costs during the third quarter of 1999 as a result of the early repayment of a term loan.

         Provision (Benefit) for Income Taxes. The Company's effective income tax rates were 42.4% and (8.0%) for the three months ended September 30, 1998 and 1999, respectively. The effective tax rates reflect non-deductible goodwill recognized in connection with the acquisition of Geotrac in July, 1998, and Colonial Claims in January, 1999. Income before provision for income taxes in 1998, excluding minority interest which is presented net of tax in the accompanying unaudited consolidated financial statements, resulted in an effective income tax rate of 41.6% for the three months ended September 30, 1998.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

         Outsourcing Services Revenues. Outsourcing services revenues for the first nine months of 1999 increased 38.3% to $38.0 million from $27.5 million for the comparable period in 1998. The increase was primarily attributable to
(i) incremental revenues from Colonial Claims, which was acquired in January, 1999, (ii) revenue generated under an affiliated technical support services arrangement for both personal and commercial lines of insurance entered into on April 1, 1999, (iii) claims fee income recognized during 1999 associated with the settlement of flood and wind damage claims resulting from Hurricane Georges in late September, 1998, and (iv) incremental revenues from the Company's direct marketing subsidiary, which was formed in August, 1998. Effective April 1, 1999, the Company amended its existing service agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $32.5 million for the nine months ended September 30, 1999, would have been $30.6 million in accordance with the terms of the affiliated service agreements as in effect prior April 1, 1999. Such minimums were established to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that have not grown as rapidly as originally forecasted.

         Flood Zone Determination Services Revenues. Flood zone determination services revenues for the first nine months of 1999 decreased 28.6% to $14.2 million from $19.9 million for the comparable period in 1998. The decrease in flood zone determination services revenues was primarily attributable to increases in interest rates from the corresponding period of the prior year and a resulting decline in loan originations and mortgage refinancings, which fuel the demand for flood zone determinations. Additionally, during 1999, the Company has experienced a reduction in flood zone determination revenue from several large customers that are experiencing financial difficulties. The decrease in flood zone determination services revenues during the first nine months of 1999 was partially offset by a novation of the Company's life-of-loan insurance policy in which an estimate of the present value of future losses to be claimed under the policy (approximately $500,000) was paid to the Company in exchange for a release of liability for such future losses under the policy.

         Cost of Outsourcing Services. Cost of outsourcing services for the first nine months of 1999 increased 31.9% to $26.1 million from $19.8 million for the comparable period in 1998. The increase in cost of outsourcing services was primarily attributable to (i) incremental expenses incurred by the recently acquired Colonial Claims, (ii) increases in information technology costs due to staff additions and use of contract programmers to develop new unaffiliated programs, and (iii) incremental direct costs (primarily personnel) incurred to service the growth of both affiliated and unaffiliated flood premium. These increases were partially offset by a decrease in the lease cost of fixed assets that were purchased by the Company from BIG on April 1, 1998. Prior to April 1, 1998, the depreciation for such equipment, which totaled $282,015 during the three months ended March 31, 1998, was charged to the Company under an arrangement similar to an operating lease and is included in cost of outsourcing services. Such costs are now included in depreciation and amortization.

         Cost of Flood Zone Determination Services. Cost of flood zone determination services for the first nine months of 1999 decreased 27.0% to $6.2 million from $8.5 million for the comparable period in 1998. The decrease in cost of flood zone determination services is primarily due to (i) a decrease in flood zone determination services revenue from the corresponding period in 1998,
(ii) the merger of BHDS and Geotrac in July, 1998 and a subsequent elimination of certain duplicated functions and facilities, and (iii) a redesign of certain production workflows in April, 1999 that enabled the Company to increase employee productivity and reduce expenses.

         Selling, General and Administrative Expense. Selling, general and administrative expenses for the first nine months of 1999 increased 47.6% to $8.4 million from $5.7 million for the comparable period in 1998. The increase in selling, general and administrative expenses was primarily attributable to
(i) additional wages and related benefits associated with adding executive management, accounting, sales and marketing and other administrative staff to support the Company's expanded operations, (ii) incremental expenses incurred by the Company's direct marketing subsidiary, which was formed in August, 1998,
(iii) incremental expenses incurred by Colonial Claims, which was acquired in January, 1999, (iv) and severance costs relating to the resignations of certain officers.

         Management Services from Parent. Management services from Parent for the first nine months of 1999 decreased 30.8% to $1.7 million from $2.5 million for the comparable period in 1998. The decrease was primarily related to an employment practices judgment that was settled during the third quarter of 1998 on behalf of the Company and its affiliates. Also contributing to the decrease in management services from Parent was an amendment to the management service agreement, which became effective January 1, 1999, pursuant to which certain accounting and internal audit functions are no longer performed by the Parent (such functions are currently performed by the Company directly).

         Depreciation and Amortization Expense. Depreciation and amortization expense for the first nine months of 1999 increased 38.8% to $4.1 million from $3.0 million for the comparable period in 1998. The increase was primarily related to (i) additional goodwill amortization recognized during 1999 as a result of the purchase of the remaining 51% of Geotrac, Inc. in July, 1998,
(ii) goodwill amortization resulting from the purchase of Colonial Claims in January, 1999, (iii) amortization of software costs capitalized in accordance with SOP 98-1, which the Company began amortizing in January, 1999 and (iv) depreciation related to assets, consisting of telephone equipment and computer hardware and software that were purchased by the Company from BIG in April, 1998 for use in its business. Prior to April 1, 1998, the depreciation for such equipment, which totaled $282,015 during the three months ended March 31, 1998, was charged to the Company under an arrangement similar to an operating lease and was included in cost of outsourcing services.

         Minority Interest. During July, 1998, the Company purchased the remaining 51% of Geotrac. However, the Company has elected to reflect the operations of Geotrac prior to the July, 1998 acquisition on a consolidated basis with the Company, with the net income of Geotrac allocable to the 51% interest held by the prior majority stockholders reflected as minority interest.

         Interest Expense. Interest expense for the first nine months of 1999 decreased 53.0% to $776,000 from $1.7 million for the comparable period in 1998. The decrease was primarily related to the early repayment of most of the Company's debt obligations from proceeds received by the Company from its initial public offering in February, 1999, partially offset by the write-off of deferred financing costs during 1999 as a result of the early repayment of a term loan.

         Provision for Income Taxes. The Company's effective income tax rates were 45.1% and 42.4% for the nine months ended September 30, 1998 and 1999, respectively. The effective tax rates reflect non-deductible goodwill recognized in connection with the acquisition of Geotrac in July, 1998, and Colonial Claims in January, 1999. Income before provision for income taxes in 1998, excluding minority interest which is presented net of tax in the accompanying unaudited consolidated financial statements, resulted in an effective income tax rate of 41.4% for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company's principal sources of liquidity consisted of cash on-hand, cash flows from operations and available borrowings under the Company's revolving credit facility. Prior to 1999, the Company funded its operations through cash generated from operations and receipt of service fees advanced from BIG. Bank borrowings were used to finance fixed asset purchases.

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

         In June, 1999, the Company entered into a revolving line of credit agreement ("LOC") with a financial institution that provides for borrowings of up to two times the rolling four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA"), but in no event more than $12,000,000. The LOC bears interest at a specified percentage over LIBOR (7.13% at September 30, 1999) based on the ratio of funded debt (as defined) to EBITDA. Interest payments are payable monthly and the remaining unpaid principal balance is due in full in July, 2001. The LOC is collateralized by substantially all of the Company's assets and is subject to certain quarterly financial covenants requiring the Company to maintain the following minimum ratios: (i) interest bearing debt to EBITDA of not more than 2.0 to 1.0, (ii) total liabilities to tangible net worth of not more than 1.0 to 1.0, and (iii) fixed charge coverage (as defined) of not less than 2.5 to 1.0. On June 11, 1999, the Company used $6,664,084 of the available LOC to repay an existing term loan. Subsequent to June 30, 1999, the Company used the remaining IPO proceeds, together with excess cash reserves, to repay the LOC. Consequently, as of September 30, 1999, there was no outstanding balance under the LOC.

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

         Outsourcing Operations. With respect to both information technology ("IT") and non-information technology ("non-IT") systems associated with its outsourcing operations, the Company has developed a detailed Year 2000 Project Plan (the "Plan"), which as discussed below, has been substantially implemented. During January, 1999, an independent accounting firm was engaged to validate the Plan. The recommendations stemming from their review have been incorporated into the Plan, which calls for testing, validation and modification of the Company's systems in order to ensure Year 2000 compliance.

         For IT hardware systems, the Plan addresses the Year 2000 Problem with respect to: production servers; imaging servers; communication servers; development servers; Q&A servers; wide-area network and network infrastructure; AS/400 processors and tape drives; desk-top personal computers ("PCs"); telecommunications equipment, including voice, fax and modems; and printers. Following is a summary of the procedures performed and the status of each major area.

      o Production servers, imaging servers, communication servers, development servers and Q&A servers: As all of the Company's servers are of similar make and configuration, the system date from a representative server was rolled forward to known Year 2000 critical dates. No errors were detected during this process. Prior to rolling the system dates, the manufacturer of each hardware component was contacted regarding the required system upgrades and/or enhancements necessary to ensure Year 2000 compliance. All such system upgrades and/or enhancements have been completed. As such, these systems are believed to be Year 2000 compliant, although no assurances can be given in this regard.

      o Wide-area network; network infrastructure; telecommunications equipment, including voice, fax and modems: The manufacturer of each hardware and software component was contacted regarding the required modifications necessary to ensure Year 2000 compliance. All such system upgrades and/or enhancements have been completed. As such, these systems are believed to be Year 2000 compliant, although no assurances can be given in this regard.

      o AS/400 processors, including "production" and "development" processors; tape drives; Xerox production printers: The manufacturer of each hardware and software component was contacted regarding the required modifications necessary to ensure Year 2000 compliance. All such system upgrades and/or enhancements have been completed. Additionally, the system date of the development AS/400 processor and one of the Company's Xerox production printers (all production printers are identical) were rolled forward to known Year 2000 critical dates. No errors were detected during this process. Additionally, the Company rolled forward the system date of a leased AS\400, used as a disaster recovery "hot site", that is of similar make and configuration as the Company's production AS\400. No errors were detected during this process. As such, these systems are believed to be Year 2000 compliant, although no assurances can be given in this regard.

      o Desktop PCs and modems, desktop printers: The Company has replaced a significant majority of its non-Year 2000 compliant PCs with Year 2000 compliant models, as warranted by the manufacturers. The Company will continue to identify non-Year 2000 compliant PCs, modems and printers and apply the manufacturers' recommended system upgrades and/or enhancements. In the event the Company is not able to identify and correct all non-Year 2000 compliant PCs, modems and printers prior to the end of 1999, management believes it will be able to apply the necessary upgrades and/or enhancements after December 31, 1999 without any significant interruption to its business, although no assurances can be given in this regard.

         For IT software systems, the Plan addresses the Year 2000 Problem with respect to: AS/400 operating and applications systems; personal computer applications software, including spreadsheets, "macros," "uploads" and "downloads"; and electronic forms. Following is a summary of the procedures performed and the status of each major area.

      o AS/400 operating and applications systems: The Company has performed several system date rollovers on its development AS/400 operating and applications systems (its "core systems") in which the system date recognized by each software system was advanced to known critical dates in the Year 2000. A significant majority of errors identified by the system date rollovers have been corrected and retested. All remaining errors are expected to be corrected by November 30, 1999. Additionally, the Company is already issuing policies with terms extending beyond the Year 2000 on its production AS/400. However, in the event these remaining errors are not corrected prior to the end of 1999, management does not anticipate any significant interruption in processing business on its core systems, although no assurances can be given in this regard.

      o Personal computer applications software: The Company has received all recommended upgrades and/or enhancements provided by the manufacturers of its global applications software. Such upgrades and/or enhancements are expected to be completed by the end of 1999 through an automated process performed through the Company's local area network. In the event the Company is not able to apply the recommended upgrades and/or enhancements through an automated process, each PC will have to be manually updated, which would require significant personnel resources to complete. In the event the Company is not able to apply the recommended upgrades and/or enhancements to a majority of its PCs prior to the end of 1999, this could result in a significant interruption in its business workflows as access to core applications would be limited. However, management believes it will be able to apply the recommended upgrades and/or enhancements to a majority of its PCs prior to the end of 1999, and therefore, does not anticipate any significant interruption in its business workflows, although no assurances can be given in this regard.

      o  Spreadsheets, macros, uploads, downloads and electronic forms:
         Spreadsheets, macros, uploads, downloads and electronic forms are not considered core systems, and as such, are not specifically addressed within the Plan. However, the Company has instructed the users of these applications to review their files for possible two digit century date fields that may require modification. It is anticipated that many of these files and applications will need to be modified after December 31, 1999. However, management does not believe this will result a significant interruption to its business workflows, although no assurances can be given in this regard.

         For non-IT systems, the Plan provides for testing of elevators, generators, utilities, card key access, alarms, uninterrupted power source, air conditioning/heating units and thermostats. All vendors and service providers for these systems have been surveyed, and have indicated that these systems are Year 2000 compliant.

         The Plan also provides for certification of Year 2000 compliance by the Company's business partners. Such partners provide office supplies, paper supplies, copy center support, off-site tape management and disaster recovery services. Based upon the Year 2000 certifications received to date, the Company believes its "core business partners" (those business partners which, in the event of non-Year 2000 compliance, could have a material adverse effect on the Company's business, financial condition or results of operations) are Year 2000 complaint, although no assurances can be given in this regard. The Company will continue to review the certifications received from its "non-core business partners", which ultimately will lead to decisions regarding the retention or replacement of vendors and/or their products. Such decisions regarding the Company's non-core business partners are expected to continue into the Year 2000. However, in the event any of the Company's non-core business partners fail to become Year 2000 compliant prior to the end of 1999, management does not anticipate this will materially adversely affect the Company's business or financial condition, although no assurance can be given in this regard.

         Costs associated with addressing the Year 2000 Problem with respect to the Company's outsourcing operations were immaterial prior to 1998. For internally built applications software, the Company has consistently accounted for the Year 2000 date as a normal part of program development. Nearly all costs associated with addressing the Year 2000 Problem are internal expenses, with the exception of the costs of engaging the independent accounting firm. The Company currently estimates direct costs associated with addressing the Year 2000 Problem for its outsourcing operations to be in the range of $300,000 to $400,000. In the event an outside vendor's software is targeted for replacement, the Company may incur additional costs relating to the purchase price of new software (which may be inflated if demand is high), conversion of data to the new system, and training of personnel on the new system. Management does not expect these costs to materially adversely affect the Company's business or financial condition.

         The most reasonably likely worse case scenario for the Company's outsourcing operations is the possibility that the Company will be required to manually process applications for insurance, which will result in increased costs of issuing insurance policies. Manually-processed applications would increase data entry and also increase customer service intervention as representatives of the Company seek to obtain complete and accurate customer information in order to issue correct insurance policies. These increased responsibilities may require significant overtime on the part of customer service representatives and supervisors. Moreover, the Company may be required to perform additional internal cash processing if its lockbox vendor is required to operate in a manual environment. The flood insurance product may require manual flood zone searches in lieu of automatic determinations in the event such automated flood zone processes become unavailable. In addition, the Company may be required, for a period of time, to issue manual checks for return premiums, claims payments and producers' commissions as well as to perform manual policy assembly. Such activities may also result in a substantial increase in overtime wages for a significant percentage of the Company's workforce as well as require the addition of a significant number of temporary employees. Non-computer generated forms, manual check stock, retrieval of physical records rather than electronic facsimiles and manual processing would supplant computer processing until such systems are adapted to address the Year 2000 Problem. Risks associated with a manual environment as described above could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has developed a contingency plan to deal with situations that may require manual processing. This plan incorporates each processing department's needs in the event it must convert to manual systems from automated systems. Such needs may include overtime hours, temporary employees, additional space, paper forms in replacement of computer generated forms, blank paper stock, physical file space, additional copiers and fax machines, additional equipment, greater support for data reconciliation and cash reconciliation processes in the absence of computer-generated production data, and greater use of fiche and fiche readers.

         Flood Zone Determination Operations. The Company has also adopted a detailed plan (the "Project Plan") to address the Year 2000 Problem with respect to its flood zone determination operations. The Project Plan calls for testing, validation and modification of the IT and non-IT systems associated with the Company's flood zone determination operations in order to ensure Year 2000 compliance.

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

         The Company has reviewed and validated the Year 2000 compliance of the IBM AS/400 business system used in its flood zone determination operations. This process involved reviewing all internally developed application code, modules, databases, and reports for correct date handling, changing all date fields to handle the four digit century format, and upgrading the operating system to the Year 2000 compliant version. The Company's internally developed GeoCompass(R) and GMaS software packages have also been assessed for Year 2000 readiness and were upgraded to Year 2000 compliant versions during the second quarter of 1999. The Company's flood zone determination network operating systems were also upgraded to Year 2000 compliant versions during the second quarter of 1999. The Company will continue to validate its other flood zone determination hardware and software components for Year 2000 compliance with the vendors that supply those products. However, non-compliance with the Year 2000 for any of the Company's other flood zone determination hardware and software components is not expected to have a material adverse effect on the Company's business, financial condition or results of operations, although no assurances can be given in this regard.

         The non-IT systems used in the Company's flood zone determination operations include: internal telephone systems, auxiliary power supplies, security systems, environmental control systems, and postal equipment. All vendors and service providers for these systems have been surveyed, and have indicated that these systems are Year 2000 compliant.

         Testing methodology of existing internal systems includes the identification of programs and Year 2000 critical dates for date rollover testing. An initial test was completed in February, 1999 of a mirrored production environment. This environment tested AS/400 applications, communication and data transfer systems, electronically generated faxes and data files, LAN and WAN connections, and production flow within the Company. All errors have been documented, corrected, retested, and signed-off. As such, management believes its existing internal systems to be Year 2000 compliant.

         The Company has a number of flood zone determination clients with which it electronically exchanges data. The clients that use a proprietary method for communicating data have been contacted by the Company regarding their need to upgrade their interfaces. Most of the Company's flood zone determination clients utilize its Compass product line. Version 3.x of that software has been tested and verified for Year 2000 compliance. Users of non-compliant versions of such software are expected to be upgraded to Year 2000 compliant versions prior to December 31, 1999.

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

         The Company has developed a contingency plan relating to manual preparedness in the event of the impairment of its flood zone determination IT systems. As part of the plan, staffing models have been constructed that provide an accurate indication of the number of additional employees required to manually process determinations on a short-term basis. The plan also addresses potential alternative forms of data exchange, such as faxes and data tapes.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 11, 1999, the Company entered into a revolving line of credit agreement ("LOC") with a financial institution that provides for borrowings of up to $12,000,000. Under the LOC, the Company is restricted from making any distributions or dividends payable in cash or capital stock of the Company on any shares of any class of its capital stock or apply any of its property or assets to the purchase, redemption or other retirement of any shares of any class of capital stock or any partnership interest when the ratio of interest bearing debt to earnings before interest, taxes, depreciation, and amortization exceeds 1.0 either before or as a result of the distribution. Concurrent with the execution of the LOC, an existing term loan, which totaled $6.3 million, was repaid using a portion of the available proceeds under the LOC. On June 11, 1999, the Company used $6,664,084 of the available LOC to repay an existing term loan. During July, 1999, the Company used the remaining proceeds from its initial public offering, together with excess cash reserves, to repay the LOC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)    Exhibits

         EXHIBIT NO.       DESCRIPTION

         27                Financial Data Schedule (for SEC use only)

   b)    Reports on Form 8-K

         The Company filed a Report on Form 8-K on August 25, 1999 reporting certain management changes, including the appointment of David M. Howard as President of Insurance Management Solutions Group, Inc. on August 19, 1999 and the resignation of Kelly K. King as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company effective August 19, 1999. Included as an exhibit to such filing is the Company's press release, dated August 19, 1999, announcing such management changes.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999                INSURANCE MANAGEMENT SOLUTIONS
                                                  GROUP, INC.
                                                 (Registrant)


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


                                       By: /s/ CHRISTOPHER P. BREAKIRON
                                          ------------------------------------
                                               Christopher P. Breakiron
                                               Vice President, Chief Financial
                                               Officer, Treasurer and Secretary
                                               (Principal Financial and
                                               Accounting Officer)