Form 10-K405
period 1999-12-31
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2000-03-30
CIK 1063167

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

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-25273

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                       59-3422536
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

              360 CENTRAL AVENUE                                   33701
           ST. PETERSBURG, FLORIDA                               (Zip Code)
      (Address of registrant's principal
              executive offices)

     (Registrant's telephone number, including area code):  (727) 803-2040

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                              Title of Each Class

     Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of February 25, 2000, there were outstanding 12,800,261 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the registrant based on the last sale price reported on the Nasdaq National Market as of February 25, 2000 was $31.3 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT                                                     FORM 10-K REFERENCE
PROXY STATEMENT, DATED ON OR ABOUT APRIL 19, 2000..........PART III, ITEMS 10-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    16
Item 3.   Legal Proceedings...........................................    16
Item 4.   Submission of Matters to a Vote of Security Holders.........    17
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    18
Item 6.   Selected Financial Data.....................................    19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    20
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................    26
Item 8.   Financial Statements and Supplementary Data.................    26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    26
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    27
Item 11.  Executive Compensation......................................    27
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    27
Item 13.  Certain Relationships and Related Transactions..............    27
                                  PART IV
          Exhibits, Financial Statement Schedules and Reports on Form
Item 14.  8-K.........................................................    27

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends; (xi) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xii) the impact of general economic conditions and interest rate fluctuations on the demand for the Company's services, including flood zone determination services; (xiii) the outcome of certain litigation and administrative proceedings involving the Company's principal customer; (xiv) uncertainties regarding the market acceptance of the Company's new services;
(xv) difficulties in developing new technological solutions for current and prospective customers; (xvi) difficulties in establishing positive name recognition in the market place; (xvii) changes in existing service agreements; (xviii) difficulties in obtaining new customers and retaining existing customers; (xix) difficulties in achieving expected expense reductions as a result of management initiatives; and (xx) difficulties in determining the potential success of new sales and marketing personnel. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report and the risks discussed under the caption "Risk Factors' included in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-57747). Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K and 10-K and Annual Reports to Shareholders.

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

     Outsourcing Services. The Company's outsourcing services, which are offered on either a bundled or "a la carte" basis, include policy administration, claims administration and information technology services. During 1998 and 1999, the Company processed approximately 660,000 and 767,000 insurance policies, respectively, including approximately 540,000 and 616,000 flood insurance policies, respectively, making it a significant provider of flood insurance outsourcing services. The Company currently provides flood outsourcing services to approved write-your-own carriers including its affiliate, Bankers Insurance Group, Inc. (together with its subsidiaries, "BIG"), Farmers Insurance Group, Mobile USA Insurance Company, Inc. and AAA Auto Club South Insurance Company, as well as to insurance companies that offer flood insurance utilizing BIG as their private label servicing carrier, such as Armed Forces Insurance Corporation and AMICA Mutual Insurance Company. In conjunction with BIG, the Company is able to offer insurance companies the ability to create a turnkey private label flood insurance product. The Company believes this product is attractive to insurance companies that desire to offer flood insurance but are not certified by the Federal Emergency Management Agency ("FEMA") to sell and service flood insurance. FEMA estimates that only 25% to 33% of U.S. properties required to be covered by flood insurance are in fact covered. The Company anticipates continued growth in the demand for flood insurance, and related flood outsourcing services, over the next several years.

     The Company is a 62.7% owned subsidiary of BIG, a holding company chartered in Florida in 1976. BIG provides multiple lines of P&C insurance, most notably flood, homeowners and automobile insurance, to individuals and businesses throughout the United States. From 1994 to 1999, BIG's premiums grew from $131 million to $316 million, representing annual growth rates of 22.5%, 46.8%, 10.4%, 13.8% and 7.3%, respectively, and a compound annual growth rate of 19.3%. BIG is the largest underwriter of flood insurance policies through independent agents (and the second largest overall) in the United States. BIG is also the Company's principal customer, accounting for approximately 56.5% of the Company's total revenues and 94.8% of the Company's outsourcing revenues in 1998 and approximately 58.1% of the Company's total revenues and 79.5% of the Company's outsourcing revenues in 1999.

     Effective January 7, 1999, the Company acquired Colonial Catastrophe Claims Corporation ("Colonial Claims"), a Florida corporation. Colonial Claims contracts with P&C insurance carriers to handle property and casualty claims on their behalf. Colonial Claims has assembled a large network of independent claims adjusters who respond to individually reported loss assignments from Colonial Claims and are compensated based upon a set claims fee schedule. Colonial Claims reviews and approves claims settlements, assures consistency and quality of settlement practices, and transmits claims information to the insurance carriers. The insurers, in turn, approve and remit claims payments to the insureds. During 1999, Colonial claims accounted for approximately $7.6 million of the Company's outsourcing revenues.

     Flood Zone Determination Operations. In July, 1997, the Company acquired a 49% equity interest in Geotrac, Inc., an unaffiliated Ohio corporation ("Old Geotrac"). In July, 1998, the Company acquired the remaining 51% equity interest in Geotrac, Inc. The transaction was effected pursuant to the merger of Old Geotrac into a wholly-owned subsidiary of the Company, with the surviving entity being known as "Geotrac of America, Inc.". Geotrac of America, Inc. ("Geotrac") is a leading provider of flood zone determinations. Old Geotrac's President, Chief Executive Officer and joint majority shareholder, Daniel J. White, now serves as President, Chief Executive Officer and a director of Geotrac and as a director of the Company.

     During 1998 and 1999, Geotrac processed approximately 1.6 million and 1.3 million flood zone determinations, respectively, for over 880 and 1,380 customers, respectively, including mortgage lenders and P&C insurance companies. Flood insurance is required by federal law in connection with virtually all residential mortgage loans, including refinancing loans, covering properties located within federally designated high-risk flood zones. A flood zone determination is necessary in order to ascertain a property's flood zone classification. In addition, due to more stringent underwriting criteria, P&C insurers increasingly require flood zone determinations prior to issuing commercial property policies. Geotrac uses its proprietary database, compiled and digitized from flood maps distributed by FEMA, to determine whether a particular property or structure is located within a flood zone classification that requires flood insurance. The Company estimates that over 92% of U.S. households are in counties covered by its electronic database.

OVERVIEW OF THE FEDERAL FLOOD INSURANCE PROGRAM AND FLOOD INSURANCE MARKET

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

     From 1994 through 1999, the U.S. flood insurance market has grown from $947 million to $1.7 billion in total annual flood premiums representing annual growth rates of 17.7%, 8.5%, 15.0%, 15.1% and 4.2%, respectively, and a compound annual growth rate of 12.0%. During that same period, the dollar amount of annual flood premiums administered by the Company has grown from $59 million in 1994 to $187 million in 1999, representing annual growth rates of 36.1%, 27.6%, 29.5%, 19.6% and 18.3%, respectively, and a compound annual growth rate of 26.0%. Currently, almost 19,000 communities participate in the Flood Program, and approximately 100 insurance companies are registered to offer WYO flood insurance.

TREND TOWARD OUTSOURCING IN THE P&C INDUSTRY

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

     According to A.M. Best, premium revenues in the P&C industry have increased by an average of 3.1% annually since 1994. The P&C industry is highly competitive, with insurance companies competing primarily on the basis of price, consumer satisfaction and the ability to pay claims. According to A.M. Best, as of December 31, 1998, there were approximately 2,500 P&C insurance companies in the United States. These companies generated approximately $282 billion in annual P&C premium revenues in 1998, of which more than one-half related to personal lines automobile, homeowners and flood insurance business, the core markets serviced by the Company. The Company believes there are a significant number of P&C insurance companies for which outsourcing is a viable alternative to maintaining in-house processing capabilities. More specifically, the Company believes it can offer many of these insurance companies the opportunity to reduce their processing costs by outsourcing such functions to the Company for a flat fee.

     Over the past decade, many P&C insurance companies have begun using third-party vendors to provide certain policy and claims administration services that were traditionally performed in-house. This outsourcing of services allows insurers to focus on their core competencies, reduce costs and eliminate capital expenditures for the development, installation, operation and maintenance of information management and automation systems. The Company believes that insurance companies will increase their levels of outsourcing as they determine that policy and claims administration and regulatory compliance are complicated and too costly to perform efficiently in-house. According to a study conducted by International Data, the amount spent annually by insurers on outsourcing is expected to increase from $3.5 billion in 1998 to $4.9 billion by 2003. The Company believes it will have significant opportunities to market its outsourcing services for the following reasons:

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

     - Development of Internet Based Solutions. The Company believes that, in order to compete in an Internet economy, P&C companies will need to aggressively pursue Internet solutions for their business -- either directly to consumers or through their insurance agency (direct or independent) distribution channel. According to The Conning Commentary, a principal need of independent insurance agents is an effective electronic interface with insurance carriers. Until recently, most insurance company web-sites provided information content only; however, the current trend is toward quoting, rating and issuing policies via the Internet. The Company believes that there are a substantial number of P&C companies that have targeted the Internet as their primary initiative in terms of providing a mechanism for their producers to quote, rate and issue insurance policies. The Company also believes many of these companies will need to outsource the development of an Internet insurance transaction solution because of the proprietary nature of their information technology ("IT") systems and the difficulty of connecting them to the Internet.

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

THE IMSG SOLUTION

     The Company believes it has positioned itself to capitalize on the foregoing market opportunities in the following ways:

     - Flood Insurance Experience. The Company is one of the leading providers of flood insurance outsourcing services in the United States, currently servicing over 616,000 flood insurance policies. As a result, the Company has developed substantial expertise and scale in virtually all aspects of the flood insurance servicing business.

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

GROWTH STRATEGY

     The Company's objectives are (1) to become a leading provider of outsourcing services to the P&C industry and (2) to become the leading provider of flood zone determinations to financial institutions, mortgage lenders and P&C insurers. The Company's principal strategies for achieving these objectives are as follows:

     - Expand Flood Outsourcing Business. The Company has extensive experience and expertise in virtually all aspects of the flood insurance servicing business and occupies a leading position in that market. Key aspects of the Company's growth strategy include (1) marketing flood outsourcing services to existing WYO carriers that it believes will benefit for cost or infrastructure reasons from the Company's services, (2) offering its outsourcing services to new entrants that lack the infrastructure or expertise necessary to service flood insurance customers, (3) marketing its ability, in conjunction with BIG, to provide and service a private label insurance product to insurance companies that desire to offer flood insurance but are not approved by FEMA to sell and service flood insurance, and (4) increasing the volume of flood outsourcing services business from the Company's existing customer base, which includes over 30 customers under contract, either directly or through BIG.

     - Expand Relationships With Existing Customers. The Company intends to capitalize on its existing outsourcing customer base by cross-marketing additional outsourcing services to certain of these existing customers.

     - Expand E-Solutions Focus. In late 1999, the Company created an e-solutions division to develop Internet insurance solutions for the P&C industry. The Company believes that it has the expertise to assist the P&C industry in its challenge of connecting to the Internet. The Company also believes that its solution of connecting legacy systems with Internet browser-based functionality will be an attractive alternative to P&C companies attempting to develop a solution using their own resources.

     - Focus on Maximizing Economies of Scale. The Company believes that demand for P&C insurance outsourcing services will grow as such services become more affordable and cost effective. To achieve such affordability and cost effectiveness, a P&C outsourcing provider must develop certain economies of scale. The Company currently services over 767,000 insurance policies annually. As a result, it has developed a large number of efficiencies in most aspects of its operations, from the receipt of policy applications to billings and collections. By deploying internally developed applications software, rating disks for applications input, lockbox and cash office processing, automated voice response, computerized forms and automated policy assembly, the Company has attained expense efficiencies that management believes are characteristic of insurers processing substantially greater policy volumes. As a consequence, the Company believes it is well-positioned to capitalize on the growing trend toward outsourcing administrative functions in the P&C industry by offering insurers better quality and more cost-effective "back office" operations. Moreover, the Company intends to continue expanding these efficiencies by increasing the utilization of its existing infrastructure and databases.

     - Expand Direct Sales Force and Develop Strategic Relationships. The Company has created a direct sales force and sales support organization to focus on new customer opportunities and generate additional business from the Company's current customer base. The Company is also seeking to develop new business opportunities by creating additional strategic distribution and marketing alliances with companies primarily involved in the reinsurance business.

     - Generate Recurring Revenues. The Company seeks to generate recurring revenues by entering into contractual relationships (typically three to seven years) with its outsourcing customers and by offering services that are structured to generate revenues based on events that occur frequently in the normal course of a customer's business, such as claims, mortgage applications and insurance policy renewals.

     - Pursue Strategic Acquisitions. The Company will continue to pursue potential acquisitions that offer opportunities to increase market share or expand the Company's menu of outsourcing services.

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

     The Company also offers a range of information technology services to assist customers in operating, maintaining and enhancing information systems. The Company integrates the customer's system platform with the Company's processing platform, including the installation of all necessary hardware components, depending on the customer's needs. This integration allows the customer to administer its policies and claims internally by using the Company's systems and software. The Company typically receives a percentage of premiums as compensation, subject to a minimum fee. The Company's information technology menu includes the following services: information management via integrated, secure computer systems; document imaging; Internet rating and underwriting services; monetary systems services, including payment processing; automated printing, packaging and distribution of documents; generation of agent commission statements and production reports; security administration and access control; software application enhancement and maintenance; problem resolution and reporting; and data backup and disaster recovery functions.

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

     Flood Zone Determination Business. For a fixed fee, the Company will provide a customer -- typically a mortgage loan originator or an insurance company -- with a determination as to whether a specified property is located within a federally-designated flood zone classification. The Company uses its proprietary national flood zone database to make flood zone determinations. This database, which is continually updated, allows the Company to determine if a particular structure is located within the special flood hazard areas established by FEMA. These determinations assist mortgage lenders in complying with federal regulations under which they must require borrowers to purchase the appropriate level of flood insurance. Management estimates that over 92% of U.S. households are located in counties covered by the Company's electronic flood zone database. For approximately 75% of determinations requested, the Company is able to perform automated flood zone determinations in a matter of seconds. Determinations made on a fully-automated basis are significantly more cost effective than manual determinations. In some cases, particularly where a property is not clearly within or outside a flood hazard area, the database search will not produce an automatic determination, or "hit," and a manual search becomes necessary. Manual searches require extra time and labor and are not nearly as cost effective as fully-automated searches.

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

     The Company has established a relationship with Kirloskar Computer Services ("KCS"), located in India, which provides certain services that have increased the efficiency and cost effectiveness of the Company's flood zone determination business. Under a Secrecy and Confidentiality Agreement, KCS has agreed, for a period of five years from the date of termination of its relationship with Geotrac, not to engage, directly or indirectly, in certain activities relating to Geotrac's business. KCS currently builds databases and creates digitized maps that the Company uses in connection with its flood zone determination business. In addition, Geotrac presently uses KCS to perform manual flood zone determination searches at costs significantly below U.S. market rates. KCS currently performs approximately 600 manual searches per day. As the Company continues to shift its manual search processing to India, it expects to have approximately 1,000 manual searches per day performed in that country by June, 2000. These plans are subject to change based upon various factors, including the demand for manual searches as well as political and economic conditions in India. The Company also has retained three KCS systems analysts on a consulting basis at its Norwalk, Ohio headquarters to assist in the design and programming of new technologies. Each of these consultants directs a team of programmers in Bangalore, India.

     The Company uses different pricing and contractual arrangements for one-time and life-of-loan flood zone determinations. The Company performs flood zone determinations for both residential and commercial properties, with determinations for residential properties comprising approximately 85% of such business.

CUSTOMER SUPPORT AND INSTALLATION

     The Company's outsourcing services are provided from three separate customer service centers in St. Petersburg, Florida -- one for policy and claims administration and two for catastrophic claims administration.

     The policy administration center has approximately 250 employees, most of whom are trained customer service representatives. Customer service representatives are responsible for the timely handling and resolution of incoming phone calls related to underwriting, rating, billing, policy status and other policy administration matters. While most calls come from insurance agents, the phone center also handles calls from mortgage companies, policyholders and insureds.

     The claims administration customer service center is responsible primarily for handling calls from claimants and insureds reporting property losses. The center also handles calls from agents and others related to coverage of existing claims. The center has approximately 182 employees, approximately half of which are licensed claims representatives responsible for the adjustment of claims. Incoming calls are taken by 16 customer service representatives who are trained to handle all types of insurance claims. Unlike many other claims administration centers, the Company's service center is able to immediately assign each claim to a licensed adjuster for processing. The claims administration switchboard is open weekdays from 7:30 a.m. to 9:00 p.m. (Eastern time), and customer service representatives and licensed adjusters are available 24 hours a day, seven days a week, to handle emergency claims.

     The Company currently maintains a separate customer service center relating exclusively to its flood zone determination business. The Company believes its service center is one of the largest flood zone determination service centers in the industry. A team comprised of a senior manager and up to four service representatives is assigned to each customer account. The team advises the customer in all matters of flood compliance and will train a customer's staff at their own or the Company's offices. The team also provides direct support to their customers' independent direct sales agent networks.

     The Company installs its GeoCompass(R) CD-ROM system on site at customer locations. GeoCompass(R), which enables customers to make their own flood zone determinations, is based on the Windows operating system, operates on the customer's network and is relatively simple for customers to learn to use.

SALES AND MARKETING

     The Company seeks to market its outsourcing capabilities by leveraging its existing expertise in flood insurance administration and by targeting prospective customers, such as insurers with high expense ratios or limited expertise in certain P&C lines. The Company's sales and marketing division includes a vice president, two full-time sales representatives and a marketing assistant. In addition to direct marketing, the Company markets its P&C outsourcing services through insurance brokers, reinsurers and other strategic partners. The Company also advertises in various trade publications and participates in industry conventions and trade shows to enhance the penetration of its flood and non-flood markets.

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

     A separate IBM AS/400 is used to develop, enhance, and test new and existing systems. In the event of a power failure, the AS/400 site is supported by a fully-functional backup system that provides additional processing time of one hour under full load. Insurance policies and related documents are scanned to optical disks, and are retrievable at most LAN workstations. The Company also has an optical jukebox that can store approximately 10 million documents. The Company's data center has controls to ensure security and a disaster recovery plan which is tested regularly.

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

CUSTOMERS

     The Company currently provides outsourcing services to approximately 30 customers. The Company's largest customer, BIG, accounted for approximately 76%, 57%, and 58% of the Company's revenues in 1997, 1998 and 1999, respectively. Consequently, any material decrease in the outsourcing business from BIG would have a material adverse effect on the Company's business, financial condition and results of operations. The Company provides outsourcing services to other WYO carriers, including Farmers Insurance Group, AAA Auto Club South Insurance Company and Mobile USA Insurance Company, Inc. The Company also provides outsourcing services to various insurance companies, such as Armed Forces Insurance Corporation and AMICA Mutual Insurance Company, that utilize BIG as their servicing carrier.

     The Company provides flood zone determination services to over 1,380 banks, credit unions, mortgage lenders, insurance companies and, other financial institutions. The Company's principal insurance company customers for such services include FM Global and Wausau Underwriters Insurance Company. In addition, the Company provides flood zone determination services to numerous credit unions, a number of which became customers as a result of the Company's alliance with CUNA Mutual Group, the nation's largest provider of insurance products to credit unions. The Company also provides such services to mortgage lenders such as ABN Amro North America, Inc. primarily through its alliance with Equifax Mortgage Services, believed by the Company to be the largest mortgage credit reporting agency in the U.S.

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

EMPLOYEES

     As of March 20, 2000, the Company had 708 full-time and 34 part-time employees, consisting of 42 in sales and marketing, 513 in customer service and support, 125 in technical support, and 62 in management, administration and finance. None of the Company's employees is subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

RISK FACTORS

     The Company's financial condition and results of operations may be impacted by a number of factors, including, but not limited to the following risk factors, any of which could cause actual results to materially differ from historical or anticipated future results.

  Reliance on Key Customer

     The Company derives a substantial portion of its revenues from outsourcing services provided to its principal shareholder, BIG. For the years ended December 31, 1997, 1998 and 1999, revenues from services provided to BIG accounted for approximately 76%, 57% and 58%, respectively, of the Company's total revenues and approximately 98%, 95% and 80%, respectively, of the Company's revenues from outsourcing services. The Company has contracts with BIG pursuant to which it will continue to provide administrative services to BIG. The Company's future financial condition and results of operations will depend to a significant extent upon the commercial success of BIG and its continued willingness to utilize the Company's services. Any significant downturn in the business of BIG or its commitment to utilize the Company's services could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Economic and Other Factors; Fluctuations in Quarterly Operating Results

     The Company's business is dependent upon various factors, such as general economic conditions and weather patterns, that are beyond its control. For example, the demand for flood zone determinations by lenders and their customers is directly related to the affordability of mortgage financing and refinancing. Current interest rates, which increased during 1999, are less conducive to a higher volume of mortgage lending and flood zone determinations. A continued increase in interest rates could have a further negative impact on mortgage lending and consequently also on the level of flood zone determinations requested. Fluctuations in interest rates will likely produce fluctuations in the Company's quarterly earnings and operating results. Likewise, natural disasters such as hurricanes, tornadoes, and floods, all of which are unpredictable, directly impact the demand for both the Company's outsourcing, particularly claims outsourcing, and flood zone determination services.

  Regulatory Matters

     Bankers Insurance Company ("BIC"), a subsidiary of BIG, the Company's principal shareholder and customer, and Bankers Life Insurance Company ("BLIC") and Bankers Security Insurance Company ("BSIC"), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charges BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notified BIC, BLIC and BSIC that the Insurance Commissioner intends to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida.

     BIC, BLIC and BSIC have informed the Company that they intend to vigorously defend against such action, but no assurances can be given as to the outcome thereof. In the event the DOI were to enter an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida, or impose other significant penalties on any of them, it would materially adversely affect the business and/or operations of BIG and, in turn, could result in the loss of or material decrease in the Company's business from BIG, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     On November 19, 1999, the United States, on behalf of FEMA, filed a civil action against BIC in the U.S. District Court for the District of Maryland stemming from FEMA's investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program ("NFIP"). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act as well as various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million, as well as treble, punitive and consequential damages, costs and interest. BIC has informed the Company that it intends to vigorously defend against this action, but no assurances can be given as to the outcome thereof. However, BIG and its legal counsel have advised the Company that an adverse judgment in this action would not have a material adverse affect on the business and/or operations of BIC, although no assurances can be given in this regard.

     FEMA's investigation of certain claims processing practices of BIC in connection with its participation in the NFIP is continuing, and BIC has produced documentation in connection therewith. If the parties are unable to reach agreement in these matters, the United States could amend its complaint against BIC to add additional claims under the False Claims Act and/or various common law and equitable theories relating to such matters. In the event such continuing investigation or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss of or material decrease in the Company's business from BIC, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  Government Regulation

     As a provider of policy and claims processing to the flood insurance industry, the Company is subject to extensive and continuously changing guidelines of the Federal Insurance Administration. No assurance can be given with respect to the extent to which the Company may become subject to regulation in the future, the ability of the Company to comply with any such regulation, the cost of compliance or an abrupt change in the overall concept or delivery of the flood insurance product on behalf of the federal government. Moreover, if the federal government were to curtail the current federal flood program, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     The P&C insurance industry is subject to extensive regulation by state governments. Because the Company markets and sells its services to P&C insurers, certain aspects of the Company's business are affected by such regulation. The Company must continuously update its software to reflect changes in regulations. In addition, changes in regulations that adversely affect the Company's existing and potential customers could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company's services are not directly subject to insurance regulations in the states where the Company currently provides such services, the Company's outsourcing services may be subject to insurance regulations in states where the Company may do business in the future. Such regulations could require the Company to obtain a license as a managing general agent or third-party administrator. Failure to perform in accordance with state regulations could result in the loss of significant insurance clients. No assurance can be given with respect to the extent to which the Company may become subject to regulation in the future, the ability of the Company to comply with any such regulation, or the cost of compliance.

  Control by Principal Shareholder; Conflicts of Interest

     BIG currently owns approximately 62.7% of the outstanding shares of Common Stock. As a result, BIG is able to elect the Company's directors and determine the outcome of other matters requiring shareholder approval. BIG's ultimate parent, Bankers International Financial Corporation, Ltd., is wholly owned by a discretionary charitable trust. David K. Meehan, the Company's Chairman of the Board, and Robert M. Menke and Robert G. Menke, directors of the Company, presently serve on the board of directors of a corporation that possesses discretionary power with respect to this trust to (i) direct the trustee to appoint the trust fund to another trust for the benefit of one or more of the beneficiaries of the trust and (ii) remove the trustee and appoint one or more new trustees.

     The ownership of BIG of shares of Common Stock may discourage or prevent unsolicited mergers, acquisitions, tender offers, proxy contests or changes of incumbent management, even when shareholders other than BIG consider such a transaction or event to be in their best interests. Accordingly, holders of Common Stock may be deprived of an opportunity to sell their shares at a premium over the trading price of the shares.

     Certain officers and directors of the Company, including David K. Meehan, the Company's Chairman of the Board, also serve as officers and directors of BIG. Mr. Meehan serves as Vice Chairman of the Board of Directors of BIG, Robert
M. Menke serves as Chairman of the Board of Directors of BIG, and Robert G. Menke serves as President of BIG. In addition, as described below, the Company will continue to have a variety of contractual relationships with BIG. As the interests of the Company and BIG may differ, Messrs. Meehan, Robert M. Menke and Robert G. Menke may face certain conflicts of interests.

     The Company's relationship with BIG is governed by various agreements, including (i) an administration services agreement pursuant to which BIG provides benefits administration, cash management, and certain limited accounting and legal services to the Company, (ii) service agreements pursuant to which the Company provides policy and claims administration services for BIG, and (iii) lease agreements pursuant to which BIG leases certain facilities to the Company. The agreements generally are intended to maintain the relationship between the Company and BIG in a manner consistent in material respects with past practice, except that certain changes in the fee structure for the Company's services have been implemented and the Company does not anticipate receiving any loans or capital contributions from BIG. None of these agreements resulted from arm's-length negotiations and, as a result, the terms of such agreements may be more or less favorable to the Company than could be obtained from an independent third party. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Rights of Former Geotrac Shareholder

     The Company has entered into a Corporate Governance Agreement with Geotrac and Daniel J. White setting forth certain terms and conditions pertaining to the operation of Geotrac following the acquisition of the remaining 51% interest in Geotrac in July, 1998. The Corporate Governance Agreement provides, in part, that for so long as Mr. White is a shareholder of the Company or Geotrac or has an option to purchase Geotrac stock, (i) the Company will vote all of its shares of Geotrac stock to fix and maintain the number of Geotrac directors at five,
(ii) the Company will vote its shares of Geotrac stock to elect as directors of Geotrac two persons designated by Mr. White, (iii) Mr. White's termination as a Geotrac employee will require the vote of four out of five members of the Board of Directors, and (iv) certain actions by Geotrac will require the unanimous approval of the Geotrac Board of Directors, including any merger or consolidation, the payment of management or similar fees to the Company, or its subsidiaries or affiliates, the sale or issuance of Geotrac stock, and the sale of Geotrac assets outside the ordinary course of business to anyone other than an affiliate of Geotrac. Mr. White also has a right of first refusal to purchase the assets of Geotrac in the event such assets are to be sold. The Corporate Governance Agreement therefore allows Mr. White to block certain transactions involving Geotrac even if such transactions are approved by all of the other directors of Geotrac and may be in the best interest of the Company and its shareholders. Mr. White is a director and shareholder of the Company.

  Dependence on Senior Management

     The success of the Company is largely dependent upon the efforts, direction and guidance of its senior management, and in particular David K. Meehan, the Company's Chairman of the Board, David M. Howard, the Company's President and Chief Executive Officer, Robert G. Gantley, the Company's Vice President and Chief Operating Officer, Christopher P. Breakiron, the Company's Chief Financial Officer, Treasurer and Secretary, and Daniel J. White, Geotrac's President and Chief Executive Officer. The Company's continued growth and success depends in part on its ability to attract and retain qualified managers, and on the ability of its executive officers and key employees to manage its operations successfully. The loss of any of the Company's senior management or key personnel, or its inability to attract and retain key management personnel in the future, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Limited Operating History in Third-Party Outsourcing

     Since its inception, the Company has provided outsourcing services to BIG, the largest underwriter of flood insurance policies through independent agents (and the second largest overall) in the United States. As BIG's outsourcing provider, the Company has become a significant provider of flood insurance outsourcing services; however, to date it has not derived significant revenue from unaffiliated third-party outsourcing customers. A key element of the Company's growth strategy is to leverage its experience and expertise in servicing BIG's flood, homeowners and automobile business to market its outsourcing capabilities in various P&C lines, including flood, homeowners and automobile insurance, to other insurance companies and financial institutions. There can be no assurance that the Company will be successful in implementing this growth strategy, and the failure to do so could have a material adverse effect on the business, financial condition and results of operations of the Company.

  Existence of Well-Positioned Competitors

     The Company competes principally in three markets -- the market for flood insurance outsourcing services, the market for other P&C insurance outsourcing services and the market for flood zone determinations and related services. The markets for these services are highly competitive. Management believes the market for flood insurance outsourcing services is dominated by several principal competitors. The Company competes for flood insurance outsourcing customers largely on the basis of price, customer service and responsiveness. The market for other P&C insurance outsourcing services is fragmented. In the policy administration services segment of this market, the Company competes for customers on the basis of customer service, performance and price. The claims administration services segment of the outsourcing market is also highly fragmented, with competition from a large number of claims administration companies of varying size as well as independent contractors. Competition in this segment of the outsourcing market is principally price driven. The Company believes, however, that its most significant competition for outsourcing services comes from policy and claims administration performed in-house by insurance companies. Insurers that fulfill some or all of their policy and claims administration needs in-house typically have made a significant investment in their information processing systems and may be less likely to utilize the Company's services. In addition, insurance company personnel may have a vested interest in maintaining these responsibilities in-house. Management believes the market for flood zone determination services is dominated by several principal competitors. The Company believes that the principal competitive factors in the market for flood zone determinations include quality and reliability of services, response time and price.

     Certain of the Company's competitors in each of these markets have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company, including name recognition with current and potential customers. As a result, these competitors may devote more resources to the development, promotion and sale of their services or products than the Company and respond more quickly to emerging technologies and changes in customer requirements. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their services and products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressure faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

  Implementation of Acquisition Strategy

     The Company intends to pursue potential acquisitions that offer opportunities to increase market share or expand the Company's menu of outsourcing services. Nevertheless, there can be no assurance that the Company will be able to locate and consummate or, if consummated, successfully integrate future acquisitions. Acquisitions involve significant risks which could have a material adverse effect on the Company, including: (i) the diversion of management's time and attention to the negotiation of the acquisition and to the assimilation of the businesses acquired; (ii) the need to modify financial and other systems and add management resources; (iii) potential liabilities of the acquired business; (iv) unforeseen difficulties in the acquired operations; (v) possible adverse short-term effects on the Company's results of operations; (vi) the dilutive effect of the issuance of additional equity securities; and (vii) the financial reporting effects of the amortization of goodwill and other intangible assets. Furthermore, there can be no assurance that any business interest acquired in the future will achieve acceptable levels of revenue and profitability or otherwise perform as expected.

  Potential Liability to Clients

     Many of the Company's contractual engagements involved projects that are critical to the operations of its clients' business and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company may attempt to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its services, there can be no assurance that the limitations of liability, if any, set forth in its service contracts will be enforceable in all instances or would otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage, or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Trend Toward Outsourcing

     The Company's business and growth depend in large part on the insurance industry's trend toward outsourcing administration and information technology services. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. A significant change in the direction of this trend could have a material adverse effect on the Company's business, financial condition and results of operations.

  Reliance on Technology and Computer Systems

     The Company currently licenses its primary processing software systems from BIG. Under the terms of its licensing agreement, the Company is responsible for maintaining and upgrading such systems. The Company anticipates that it will be necessary to continue to invest in and develop new technology to maintain its competitiveness. Significant capital expenditures may be required to keep its technology up-to-date. The Company's future success will also depend in part on its ability to anticipate and develop information technology solutions which keep pace with evolving industry standards and changing customer demands. The temporary or permanent loss of any such equipment or systems, through operating malfunction or otherwise, could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the nature of the Company's business requires that it recruit and retain qualified technical personnel. The Company generally experiences significant turnover of its information technology personnel and is continuously required to recruit and train replacement personnel. The demand for qualified personnel conversant with certain technologies is intense and may exceed supply as new and additional skills are required to keep pace with evolving computer technology. There can be no assurance that the Company will be successful in attracting and retaining the information technology personnel it requires to conduct its operations successfully. Failure to attract and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

  Volatility of Stock Price

     The Company believes that various factors such as general economic conditions and changes or volatility in the financial markets, changing market conditions, and quarterly or annual variations in the Company's financial results, some of which are unrelated to the Company's performance, could cause the market price of the Common Stock to fluctuate substantially.

ITEM 2.  PROPERTIES

     The following table sets forth certain information with respect to the principal facilities used in the Company's operations:

                                   SQUARE                                   LEASE
LOCATION                            FEET           FUNCTIONS             EXPIRATION
--------                           ------          ---------             ----------
St. Petersburg, Florida(1).......  76,700   Corporate Headquarters    December 2001
                                              and Outsourcing
St. Petersburg, Florida(1).......   7,400   Outsourcing               December 2001
St. Petersburg, Florida..........  35,507   Outsourcing               February 2005(2)
St. Petersburg, Florida..........   6,600   Outsourcing               May, 2000
Bozeman, Montana.................   4,000   Outsourcing               December, 2001(3)
Dunedin, Florida.................   5,200   Outsourcing               February 2004
Norwalk, Ohio....................  12,400   Flood Zone Determination  August 2004(2)
Norwalk, Ohio....................  21,000   Flood Zone Determination  November 2002(2)

---------------

(1) Each of these facilities is leased or subleased from BIG.
(2) The Company has the option to renew each of these leases for an additional five-year period.
(3) The Company has the option to renew this lease for two additional one-year periods.

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

     BIC, a subsidiary of BIG, the Company's principal shareholder and customer, and BLIC and BSIC, subsidiaries of BIC, have been subject to an investigation by the Florida DOI, the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charges BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notifies BIC, BLIC and BSIC that the Insurance Commissioner intends to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida.

     BIC, BLIC and BSIC have informed the Company that they intend to vigorously defend against such action, but no assurances can be given as to the outcome thereof. In the event the DOI were to enter an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida, or impose other significant penalties on any of them, it would materially adversely affect the business and/or operations of BIC and, in turn, could result in the loss of or material decrease in the Company's business from BIC, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     On November 19, 1999, the United States, on behalf of FEMA, filed a civil action against BIC in the U.S. District Court for the District of Maryland stemming from FEMA's investigation of certain cash management and claims processing practices of BIC in connection with its participation in the NFIP. The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act as well as various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million, as well as treble, punitive and consequential damages, costs and interest. BIC has informed the Company that it intends to vigorously defend against this action, but no assurances can be given as to the outcome thereof. However, BIG and its legal counsel have advised the Company that an adverse judgment in this action would not have a material adverse affect on the business and/or operations of BIC, although no asurances can be given in this regard.

     FEMA's investigation of certain claims processing practices of BIC in connection with its participation in the NFIP is continuing, and BIC has produced documentation in connection therewith. If the parties are unable to reach agreement in these matters, the United States could amend its complaint against BIC to add additional claims under the False Claims Act and/or various common law and equitable theories relating to such matters. In the event such continuing investigation or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss of or material decrease in the Company's business from BIC, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     During 1999, BIG, together with certain of its affiliates, including the Company, was subject to a wage and hour audit conducted by the Department of Labor ("DOL"). The Company has responded to the DOL's inquiries relating to the classification of its employees for the purpose of determining overtime compensation. The Company and BIG are in the process of jointly negotiating with representatives of the DOL in an effort to fairly determine the proper classification of certain employees and the amount of the past wages owed. Although management cannot currently determine the amount of any past wages to be awarded in this case, they believe any assessment will be shared with BIG and its affiliates. Management believes that the amount of any past wages to be awarded in this case will not have a material adverse effect on business, financial condition and results of operations of the Company, although no assurances can be given in this regard.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of December 31, 1999 there was one executive officer who was not also a director of the Company. Christopher P. Breakiron, age 33, served as the acting Chief Financial Officer, Treasurer and Secretary of the Company from August, 1999 through October, 1999, when he assumed all three positions on a permanent basis. Mr. Breakiron is also a Vice President of the Company and has served in such capacity since April, 1999. From July, 1997 to August, 1999, he served as Controller of the Company. Prior to joining the Company, Mr. Breakiron worked as a senior auditor with Arthur Andersen LLP. He is a certified public accountant.

     On January 18, 2000, Robert G. Gantley was appointed as Chief Operating Officer and Vice President of the Company. Mr. Gantley, age 45, served as Vice President -- Claims of Insurance Management Solutions, Inc., the Company's principal outsourcing subsidiary, since August, 1997. From August, 1997 to June, 1998, he also served as Vice President -- Claims of the Company. Mr. Gantley joined BIG in October, 1996 and served as Vice President -- Claims of Bankers Insurance Company, a wholly-owned subsidiary of BIG, until February, 1999. Prior to joining BIG, he was Assistant Director of the Massachusetts State Lottery from 1993 to 1996 and spent over fifteen years with Allstate Insurance Group, most recently as a Territorial Claims Manager from 1989 to 1993. Mr. Gantley is a 1977 graduate of Harvard College and has over eighteen years experience in the insurance industry.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In February, 1999, the Company completed an initial public offering of its Common Stock at an initial price of $11.00 per share. The Company's Common Stock is traded on the Nasdaq National Market under the symbol of "INMG". The following table sets forth the high and low closing sales price per share as reported by the Nasdaq National Stock Market for the Common Stock for the periods indicated.

                       QUARTER ENDED                           HIGH     LOW
                       -------------                          ------   -----
March 31, 1999..............................................  $11.88   $8.25
June 30, 1999...............................................   11.19    8.00
September 30, 1999..........................................    9.75    2.88
December 31, 1999...........................................    3.56    1.88

     As of February 25, 2000, there were 22 record holders of the Common Stock.

     In June, 1998, the Company paid a dividend of $1.1 million to BIG. The Company currently anticipates that any future earnings will be retained for development and expansion of the Company's business and does not anticipate declaring or paying any cash dividends in the foreseeable future.

     On June 11, 1999, the Company entered into a revolving line of credit agreement ("LOC") with a financial institution that provides for borrowings of up to $12,000,000. Under the LOC, the Company is restricted from making any distributions or dividends payable in cash or capital stock of the Company on any shares of any class of its capital stock or applying any of its property or assets to the purchase, redemption or other retirement of any shares of any class of capital stock or any partnership interest when the ratio of interest earning debt to earnings before interest, taxes, depreciation, and amortization exceeds 1.0 either before or as a result of the distribution.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company." The following selected consolidated financial data of the Company as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 has been derived from the Company's audited consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1995      1996      1997      1998      1999
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues
  Outsourcing services...........................  $ 3,444   $ 5,125   $29,714   $38,058   $52,168
  Flood zone determination services..............    5,127     7,705     8,792    25,734    19,161
                                                   -------   -------   -------   -------   -------
          Total revenues.........................    8,571    12,830    38,506    63,792    71,329
                                                   -------   -------   -------   -------   -------
Expenses
  Cost of outsourcing services...................    2,955     3,896    21,989    26,875    37,428
  Cost of flood zone determination services......    3,415     5,362     4,764    11,131     8,102
  Selling, general and administrative............      804     1,121     3,026     8,381    11,857
  Management services from Parent................      725     1,054     2,344     3,260     2,256
  Deferred compensation (non-recurring item).....       --        --        --       728        --
  Depreciation and amortization..................      184       309       684     4,311     5,498
                                                   -------   -------   -------   -------   -------
          Total expenses.........................    8,083    11,742    32,807    54,686    65,141
                                                   -------   -------   -------   -------   -------
Operating income.................................      488     1,088     5,699     9,106     6,188
Equity in earnings of Geotrac, Inc.(1)...........       --        --       201        --        --
Minority interest(1).............................       --        --        --      (473)       --
Interest income..................................       --        --        --       456       350
Interest expense(2)..............................      (72)      (75)     (378)   (2,194)     (809)
                                                   -------   -------   -------   -------   -------
Income before income taxes.......................      416     1,013     5,522     6,895     5,729
Provision for income taxes.......................      162       396     2,112     3,042     2,534
                                                   -------   -------   -------   -------   -------
Net income.......................................  $   254   $   617   $ 3,410   $ 3,853   $ 3,195
                                                   =======   =======   =======   =======   =======
Net income per common share......................  $   .03   $   .06   $   .34   $   .38   $   .26
                                                   =======   =======   =======   =======   =======
Weighted average common shares outstanding(3)....   10,000    10,000    10,000    10,264    12,448
                                                   -------   -------   -------   -------   -------
Dividends declared on common stock(4)............  $    --   $ 1,000   $ 3,500   $ 1,100   $    --
                                                   =======   =======   =======   =======   =======

                                                                     DECEMBER 31,
                                                     ---------------------------------------------
                                                      1995     1996     1997      1998      1999
                                                     ------   ------   -------   -------   -------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficiency).......................  $ (141)  $ (425)  $  (148)  $(4,295)  $ 7,117
Total assets.......................................   2,649    3,441    19,532    39,902    39,491
Long-term debt, less current portion...............     156      894     2,187     7,471       220
Notes payable--affiliates, less current portion....      --       --        --     5,528        --
Preferred stock of subsidiary......................      --       --     6,750        --        --
Total shareholders' equity(3)......................     529      260       170     8,689    32,885

---------------

(1) In 1997, the Company's investment in Old Geotrac was accounted for using the equity method of accounting, since the Company owned less than 50% and had a significant but not controlling influence. In July, 1998, the Company acquired the remaining 51% of Geotrac. As a result, the operations of

    Geotrac for the year ended December 31, 1998 are consolidated with that of the Company, with the portion of Geotrac's net income allocable to the 51% interest held by the majority stockholders prior to June 30, 1998 reflected as a minority interest.
(2) Dividends declared on Preferred Stock for the years ended December 31, 1997 and 1998 were $229,315 and $189,370, respectively, and are included in interest expense. See Note 7 to the Company's Consolidated Financial Statements.
(3) In February, 1999, the Company completed an initial public offering ("IPO") of 3,350,000 shares of Common Stock at a price of $11 per share. Of the 3,350,000 shares sold in the IPO, 1,350,000 were sold by the Venture Capital Corporation, a Cayman Islands company, and the remaining 2,000,000 shares were sold by the Company. The offering generated net proceeds to the Company of $19,164,000, after deducting offering expenses of approximately $1,296,000 paid by the Company.
(4) In December, 1996, December, 1997, and June, 1998, the Company paid dividends of $1.0 million, $3.5 million, and $1.1 million, respectively, to BIG. The Company currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate declaring or paying any cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

OVERVIEW

     Insurance Management Solutions Group, Inc. (together with its subsidiaries, the "Company") is a holding company that was incorporated in the State of Florida in December, 1996 by Bankers Insurance Group, Inc. (together with its subsidiaries, "BIG"), which contributed to the Company two of its wholly-owned operating subsidiaries, Insurance Management Solutions, Inc. ("IMS") and Bankers Hazard Determination Services, Inc. ("BHDS"), that were previously formed in August, 1991 and June, 1988, respectively. In July, 1997, the Company acquired a 49% interest in Geotrac, Inc. and, in July, 1998, acquired the remaining 51% interest. Geotrac was subsequently merged into BHDS with the surviving company being known as Geotrac of America, Inc. In September, 1998, IMS Direct, Inc. was formed as a wholly owned subsidiary of IMSG and in January, 1999, the Company acquired Colonial Claims Catastrophe Corporation. BIG is a diversified group of P&C insurance companies with premium writings in all fifty states. BIG's principal lines of business include flood, homeowners and automobile insurance lines. From 1994 to 1999, BIG experienced substantial growth in total written premiums from $131 million to $316 million.

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

     Effective January 1, 1998, the Company entered into written service agreements with BIG which modified the existing arrangements to (i) expand the services provided by the Company to include policy administration for certain automobile lines of business, (ii) recognize claims outsourcing revenue based not on a cost reimbursement basis, but rather on a percentage of earned premiums and, with respect to certain types of claims, a percentage of incurred losses, and (iii) implement a change in fee structure from a percentage of incurred loss to a percentage of earned premiums with respect to homeowners claims services. These changes were negotiated in order to effect more uniform revenue recognition. To obtain BIG's agreement to such changes, the Company, in turn, agreed to the revised fee structure with respect to homeowners claims services. BIG presently accounts for approximately 79.5% of the Company's outsourcing services revenues and is expected to continue to account for a significant majority of the Company's outsourcing revenues in the near future.

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

     Management services from Parent are charged to the Company under a management agreement with BIG for common costs that are incurred by BIG. These common costs include human resources, legal, corporate planning and communications, cash management, certain executive management and rent. Charges for management services is based upon contractually agreed upon amounts. If the Company develops the capability to provide these services internally, certain sales and administrative support costs may fluctuate.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected operating results of the Company as a percentage of total revenues:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1997    1998    1999
                                                              -----   -----   -----
REVENUES:
Outsourcing services........................................   77.2%   59.7%   73.1%
Flood zone determination services...........................   22.8    40.3    26.9
                                                              -----   -----   -----
          Total revenues....................................  100.0   100.0   100.0
                                                              -----   -----   -----
EXPENSES:
Cost of outsourcing services................................   57.1    42.2    52.5
Cost of flood zone determination services...................   12.4    17.4    11.3
Selling, general and administrative.........................    7.8    13.1    16.6
Management services from Parent.............................    6.1     5.1     3.2
Deferred compensation (non-recurring item)..................     --     1.1      --
Depreciation and amortization...............................    1.8     6.8     7.7
                                                              -----   -----   -----
          Total expenses....................................   85.2    85.7    91.3
                                                              -----   -----   -----
Operating income............................................   14.8    14.3     8.7
Equity in earnings of Geotrac, Inc..........................    0.5      --      --
Minority interest...........................................     --    (0.7)     --
Interest income.............................................     --     0.7     0.5
Interest expense............................................   (1.0)   (3.5)   (1.1)
                                                              -----   -----   -----
Income before income taxes..................................   14.3    10.8     8.1
Provision for income taxes..................................    5.5     4.8     3.6
                                                              -----   -----   -----
          Net income........................................    8.8%    6.0%    4.5%
                                                              =====   =====   =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     Outsourcing Services Revenues. Outsourcing services revenues increased 37.1% to $52.2 million in 1999 from $38.1 million in 1998. The increase was primarily attributable to (i) incremental revenues from Colonial Claims, which was acquired in January, 1999, (ii) revenue generated under an affiliated technical support services arrangement for both personal and commercial lines of insurance entered into on April 1, 1999, (iii) claims fee income recognized during 1999 associated with the settlement of flood and wind damage claims resulting from Hurricane Georges in late September, 1998, and from Hurricanes Floyd and Irene during 1999 and, (iv) incremental revenues from the Company's direct marketing subsidiary, which was formed in August, 1998. Effective April 1, 1999, the Company amended its existing service agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $41.5 million in 1999, would have been $39.7 million in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999. For the year ended December 31, 1999, the Company will not recognize approximately $500,000 of additional affiliated service fees under the minimum service fee agreement as the Company did not meet certain specified milestones on a timely basis. Such minimums were established to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that have not grown as rapidly as originally forecasted.

     Flood Zone Determination Services Revenues. Flood zone determination services revenues decreased 25.5% to $19.2 million in 1999 from $25.7 in 1998. The decrease in flood zone determination services revenues was primarily attributable to increases in interest rates from the corresponding period of the prior year and a resulting decline in loan originations and mortgage refinancings, which fuel the demand for flood zone determinations. Additionally, during 1999, the Company experienced a reduction in flood zone determination revenue from several large customers that are experiencing financial difficulties. The decrease in flood zone determination services revenues in 1999 was partially offset by a novation of the Company's life-of-loan insurance policy in which an estimate of the present value of future losses to be claimed under the policy (approximately $500,000) was paid to the Company in exchange for a release of liability for such future losses under the policy.

     Cost of Outsourcing Services. Cost of outsourcing services increased 39.3% to $37.4 million in 1999 from $26.9 million in 1998. The increase in cost of outsourcing services was primarily attributable to (i) incremental expenses incurred by the recently acquired Colonial Claims, (ii) increases in information technology costs due to staff additions and use of contract programmers to develop new unaffiliated programs, and (iii) incremental direct costs (primarily personnel) incurred to service the growth of both affiliated and unaffiliated flood premium. These increases were partially offset by a decrease in the lease cost of fixed assets that were purchased by the Company from BIG on April 1, 1998. Prior to April 1, 1998, the depreciation for such equipment, which totaled $282,015 during the three months ended March 31, 1998, was charged to the Company under an arrangement similar to an operating lease and is included in cost of outsourcing services. Such costs are now included in depreciation and amortization.

     Cost of Flood Zone Determination Services. Cost of flood zone determination services decreased 27.2% to $8.1 million in 1999 from $11.1 million in 1998. The decrease in cost of flood zone determination services is primarily due to (i) a decrease in flood zone determination services revenue from the corresponding period in 1998, (ii) the merger of BHDS and Geotrac in July, 1998 and a subsequent elimination of certain duplicated functions and facilities, and (iii) a redesign of certain production workflows in April, 1999 that enabled the Company to increase employee productivity and reduce expenses.

     Selling General and Administrative Expense. Selling, general and administrative expenses increased 41.5% to $11.9 million in 1999 from $8.4 million in 1998. The increase in selling, general and administrative expenses was primarily attributable to (i) additional wages and related benefits associated with adding executive management, accounting, sales and marketing and other administrative staff to support the Company's expanded operations, (ii) incremental expenses incurred by the Company's direct marketing subsidiary, which was formed in August, 1998, (iii) incremental expenses incurred by Colonial Claims, which was acquired in January, 1999, (iv) and severance costs relating to the resignations of certain officers.

     Management Services from Parent. Management services from Parent decreased 30.8% to $2.3 million in 1999 from $3.3 million in 1998. The decrease was primarily related to an employment practices judgment that was settled during the third quarter of 1998 on behalf of the Company and its affiliates. Also contributing to the decrease in management services from Parent was an amendment to the management service agreement, which became effective January 1, 1999, pursuant to which certain accounting and internal audit functions are no longer performed by the Parent (such functions are currently performed by the Company directly).

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 27.5% to $5.5 million in 1999 from $4.3 million in 1998. The increase was primarily related to (i) additional goodwill amortization recognized during 1999 as a result of the purchase of the remaining 51% of Geotrac, Inc. in July, 1998, (ii) goodwill amortization resulting from the purchase of Colonial Claims in January, 1999, (iii) amortization of software costs capitalized in accordance with SOP 98-1, which the Company began amortizing in January, 1999 and (iv) depreciation related to assets, consisting of telephone equipment and computer hardware and software, that were purchased by the Company from BIG in April, 1998 for use in its business. Prior to April 1, 1998, the depreciation for such equipment, which totaled $282,015 during the three months ended March 31, 1998, was charged to the Company under an arrangement similar to an operating lease and was included in cost of outsourcing services.

     Minority Interest. During July, 1998, the Company purchased the remaining 51% of Geotrac. However, the Company has elected to reflect the operations of Geotrac prior to the July, 1998 acquisition on a consolidated basis with the Company, with the net income of Geotrac allocable to the 51% interest held by the prior majority stockholders reflected as minority interest.

     Interest Expense. Interest expense decreased 63.1% to $809,000 in 1999 from $2.2 million in 1998. The decrease was primarily related to the early repayment of most of the Company's debt obligations from net proceeds received by the Company from its initial public offering in February, 1999, partially offset by the write-off of deferred financing costs during 1999 as a result of the early repayment of a term loan.

     Provision for Income Taxes. The Company's effective income tax rates were 44.2% and 44.1% in 1999 and 1998, respectively. The effective tax rates reflect non-deductible goodwill recognized in connection with the acquisition of Geotrac in July, 1998 and Colonial Claims in January, 1999. Income before provision for income taxes in 1998, excluding minority interest which is presented net of tax in the accompanying consolidated financial statements, resulted in an effective income tax rate of 41.3% in 1998.

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

     Cost of Flood Zone Determination Services. Cost of flood zone determination services increased $6.4 million, or 133.7%, to $11.1 million in 1998 from $4.8 million in 1997. The increase in cost of flood zone determinations was primarily attributable to the inclusion of the consolidated expenses of both Geotrac and BHDS for 1998 as compared with the expenses of BHDS only for 1997. As a percentage of flood zone determination services revenue, the decrease in cost of flood zone determination services resulted primarily from a reduction during 1998 of approximately $822,000 in insurance costs due to the Company terminating its insurance policy associated with its life of loan program effective June 1, 1998. Consequently, from such date forward, the Company deferred a portion of each life of loan fee received in order to account for its obligation to perform future flood zone redeterminations.

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

     Provision for Income Taxes. The Company's effective income tax rates were 44.1% and 38.3%, in 1998 and 1997, respectively. Income before income taxes in 1998, excluding minority interest, resulted in an effective income tax rate of 41.3%. This effective rate reflects the impact of a minority interest presented net of tax and other items discussed in Note 9 to the Consolidated Financial Statements of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company's principal sources of liquidity consisted of cash on-hand, cash flows from operations and available borrowings under the Company's revolving credit facility. Prior to 1999, the Company funded its operations through cash generated from operations and receipt of service fees advanced from BIG. Bank borrowings were used to finance fixed asset purchases.

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

     In June, 1999, the Company entered into a revolving line of credit agreement ("LOC") with a financial institution that provides for borrowings of up to two times the rolling four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA"), but in no event more than $12,000,000. The LOC bears interest at a specified percentage over LIBOR (8.23% at December 31, 1999) based on the ratio of funded debt (as defined) to EBITDA. Interest payments are payable monthly and the remaining unpaid principal balance is due in full in July, 2001. The LOC is collateralized by substantially all of the Company's assets and is subject to certain quarterly financial covenants requiring the Company to maintain the following minimum ratios: (i) interest bearing debt to EBITDA of not more than 2.0 to 1.0; (ii) total liabilities to tangible net worth of not more than 1.0 to 1.0; and (iii) fixed charge coverage (as defined) or not less than 2.5 to 1.0. In June, 1999, the Company used $6.7 million of the available LOC to repay an existing term loan. Subsequent to June, 1999, the Company used the remaining IPO proceeds, together with excess cash reserves, to repay the LOC. Consequently, as of December 31, 1999, there was no outstanding balance under the LOC.

     The Company believes that cash on-hand, cash flows from operations and available borrowings under the Company's LOC facility will be sufficient to satisfy currently anticipated working capital and capital expenditure requirements for the next twelve months. Unanticipated rapid expansion, business or systems development, or potential acquisitions may cause the Company to require additional funds. The Company identifies and assesses, in the normal course of business, potential acquisitions of technologies or businesses which it believes to strategically fit is business plan. The Company may enter into such transactions should opportunities present themselves in the future.

YEAR 2000 COMPLIANCE

     During 1999, the Company continued remediation program to prepare for a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the Year 2000 and beyond, and the inability of non-information technology systems to function properly when the Year 2000 arrives. As of the date of this report, the Company has not experienced any significant problems related the Year 2000 Problem. Additionally, the Company has not become aware of any significant Year 2000 issues affecting the Company's major customers or suppliers, nor has it received any material complaints regarding Year 2000 Problems related to its services.

     To date, nearly all costs associated with addressing the Year 2000 Problem have been internal expenses, with the exception of the costs of engaging an independent accounting firm to validate the Company's Year 2000 remediation plan. The Company estimates that total costs incurred to date regarding the Year 2000 Problem to be in the range of $500,000 to $900,000. The remaining estimated costs to address any additional Year 2000 Problems is not expected to be significant, although no assurances can be given in this regard.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) are not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Company and its independent certified public accountants' report are set forth on pages 36 through 61 of this report:

     Report of Independent Certified Public Accountants.
     Consolidated Balance Sheets as of December 31, 1998 and 1999.
     Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999.
     Consolidated Statement of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999.
     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.
     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information to be set forth under the caption "Item 1: Election of Directors" in the Company's Proxy Statement, dated on or about April 19, 2000 for the Annual Meeting of Shareholders to be held June 1, 2000 (the "Proxy Statement"), and the information to be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, are incorporated herein by reference. The information set forth under "Executive Officers of the Registrant" in Part I hereof is also incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information to be set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference; provided, however that the Company specifically excludes from such incorporation by reference any information set forth under the caption "Compensation Committee Report on Executive Compensation" in the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report:

        (1)Financial Statements.

           Insurance Management Solutions Group, Inc. Consolidated Financial Statements.
           Report of Independent Certified Public Accountants.
           Consolidated Balance Sheets as of December 31, 1998 and 1999. Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999.
           Consolidated Statement of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999.
           Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.
           Notes to Consolidated Financial Statements.

        (2) Financial Statement Schedules.

            None.

        (3) Exhibits.

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  3.1     --   Amended and Restated Articles of Incorporation of Insurance
               Management Solutions Group, Inc.*
  3.2     --   Amended and Restated Bylaws of Insurance Management
               Solutions Group, Inc.*
  4.1     --   Specimen certificate for the Common Stock of Insurance
               Management Solutions Group, Inc.*
 10.1     --   Employment Agreement, dated August 10, 1998, between David
               K. Meehan and Insurance Management Solutions Group, Inc.*
 10.2     --   Insurance Management Solutions Group, Inc. Long Term
               Incentive Plan.*
 10.3     --   Insurance Management Solutions Group, Inc. Non-Employee
               Directors' Stock Option Plan.*
 10.4     --   Snell Arcade Building Lease, dated May 15, 1996, between
               Snell Arcade Limited Company and BankersInsurance Group,
               Inc., as revised and assigned to Insurance Management
               Solutions Group, Inc., effective January 1, 1998.*
 10.5     --   Bankers Building -- 5th Street North Lease Agreement, dated
               January 1, 1997, between Bankers Insurance Group, Inc. and
               Insurance Management Solutions Group, Inc.*
 10.6     --   Bankers Financial Center Lease Agreement, dated January 1,
               1997, between Bankers Insurance Company and Insurance
               Management Solutions Group, Inc.*
 10.7     --   Lease, dated September 2, 1994, between DanYo LLC (as
               successor to Sandan) and SMS Geotrac, Inc.*
 10.8     --   Indenture of Lease, dated September 23, 1994, between
               Southview Business Center, Ltd., an Ohio limited
               partnership, and SMS Geotrac, Inc., including Addendum I,
               dated March 20, 1995, and Addendum II, dated December 8,
               1995.*
 10.9     --   Master Equipment Lease Agreement, dated May 11, 1995, and
               executed on May 15, 1995, between National City Leasing
               Corporation and SMS Geotrac, Inc.*
 10.10    --   Term Lease Master Agreement, dated June 30, 1995, between
               IBM Credit Corporation and SMS Geotrac, Inc.*
 10.11    --   Employee Leasing Agreement, dated May 19, 1998, between
               Bankers Insurance Company and Insurance Management Solutions
               Group, Inc.*
 10.12    --   Administration Services Agreement, dated January 1, 1998,
               between Bankers Insurance Group, Inc. and Insurance
               Management Solutions Group, Inc., including Addendum to
               Administration Services Agreement, dated December 2, 1998
               and effective January 1, 1998, and Addendum to
               Administration Services Agreement, effective January 1,
               1999.*
 10.13    --   Service Agreement, dated January 1, 1998, between Insurance
               Management Solutions, Inc. and Bankers Insurance Company,
               including Addendum dated April 1, 1998 and form of Addendum to Service Agreements effective January 1, 1999.*
 10.14    --   Service Agreement dated January 1, 1998 between Insurance
               Management Solutions, Inc. and Bankers Security Insurance
               Company, including form of Addendum to Service Agreements
               effective January 1, 1999.*
 10.15    --   Service Agreement dated January 1, 1998 between Insurance
               Management Solutions, Inc. and First Community Insurance
               Company, including form of Addendum to Service Agreements
               effective January 1, 1999.*
 10.16    --   Vendor Flood Insurance Agreement, dated January 1, 1996,
               between Insurance Management Solutions, Inc. (as successor to Insurance Management Information Services, Inc.) and
               Mobile USA Insurance Company, Inc.*
 10.17    --   Vendor Flood Insurance Agreement, dated November 10, 1995, between AAA Auto Club South Insurance Company and Insurance
               Management Information Services, Inc.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 10.18    --   Flood Insurance Program Services Agreement by and among
               Insurance Management Information Services, Inc., American
               Alternative Insurance Corporation, and Corporate Insurance
               Agency Services.*
 10.19    --   Loan and Security Agreement, dated July 31, 1997, between
               Huntington National Bank, YoSystems, Inc. and SMS Geotrac,
               Inc.*
 10.20    --   Pledge and Security Agreement, dated May 8, 1998, by
               Insurance Management Solutions Group, Inc. in favor of South
               Trust Bank, N.A.*
 10.21    --   Agreement and Plan of Merger, dated May 12, 1998, by and
               among Geotrac, Inc., Insurance Management Solutions, Inc.,
               Daniel J. and Sandra White, Bankers Insurance Group, Inc.
               and Bankers Hazard Determination Services, Inc.*
 10.22    --   Employment Agreement, dated July 31, 1998, between Geotrac of America, Inc. (as successor to Geotrac, Inc.) and Daniel
               J. White.*
 10.23    --   Term Lease Master Agreement, dated August 6, 1996, between
               IBM Credit Corporation and Bankers Insurance Company,
               assigned by Bankers Insurance Company to Insurance
               Management Solutions, Inc., effective April 1, 1998,
               pursuant to Sales and Assignment Agreement, dated May 6,
               1998.*
 10.24    --   Sales and Assignment Agreement, dated May 6, 1998, by and
               between Insurance Management Solutions Group, Inc.,
               Insurance Management Solutions, Inc., Bankers Insurance
               Group, Inc., Bankers Insurance Services, Inc., Bankers Life
               Insurance Company, Southern Rental & Leasing Corporation,
               Bankers Insurance Company and Insurance Management
               Information Services, Inc.*
 10.25    --   Software Maintenance and Enhancement Agreement, dated
               January 7, 1997 between Systems Integration and Imaging
               Technologies Incorporated and Insurance Management
               Information Services, Inc.*
 10.26    --   Corporate Governance Agreement, dated July 31, 1998, between
               Geotrac, Inc., Daniel J. White and Insurance Management
               Solutions Group, Inc.*
 10.27    --   Tax Indemnity Agreement dated July 31, 1998 between Bankers
               Insurance Group, Inc., Insurance Management Solutions Group,
               Inc. and Daniel J. and Sandra White.*
 10.28    --   Flood Insurance Agreement, dated January 6, 1998, between
               First Community Insurance Company and Keystone Insurance
               Company.*
 10.29    --   Marketing Agreement, dated November 14, 1997, between First
               Community Insurance Company and Nobel Insurance Company.*
 10.30    --   Flood Insurance Agreement, dated February 11, 1998, between
               First Community Insurance Company and Horace Mann Insurance
               Company.*
 10.31    --   Promissory Note dated April 1, 1998, from Insurance
               Management Solutions, Inc. to Bankers Insurance Company in
               the principal amount of $2,353,424.42.*
 10.32    --   Promissory Note dated April 1, 1998, from Insurance
               Management Solutions, Inc. to Southern Rental & Leasing
               Corporation in the principal amount of $448,749.95.*
 10.33    --   Promissory Note dated May 8, 1998, from Insurance Management
               Solutions Group, Inc. to Heritage Hotel Holding Company in
               the principal amount of $6,750,000, as amended.*
 10.34    --   Note dated December 30, 1994, from Insurance Management
               Solutions, Inc. (as successor to Bankers Data Center, Inc.)
               to First of America Bank -- Florida F.S.B. in the principal amount of $200,000.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 10.35    --   Loan Agreement dated December 30, 1994, between First of
               America Bank -- Florida F.S.B., Geotrac, Inc. (as successor to National Flood Certification Services, Inc.), Southern
               Rental & Leasing Corporation, Insurance Management
               Solutions, Inc. (as successor to Bankers Data Center, Inc.)
               and Bankers Insurance Group, Inc.*
 10.36    --   Security Agreement dated December 30, 1994, by Insurance
               Management Solutions, Inc. (as successor to Bankers Data
               Center, Inc.) in favor of First of America Bank -- Florida
               F.S.B.*
 10.37    --   Note dated December 30, 1994, from Geotrac of America, Inc.
               (as successor to Geotrac, Inc. and National Flood
               Certification Services, Inc.) to First of America
               Bank -- Florida F.S.B. in the principal amount of $60,000.*
 10.38    --   Security Agreement dated December 30, 1994, by Geotrac of
               America, Inc. (as successor to Geotrac, Inc. and National
               Flood Certification Services, Inc.) in favor of First of
               America Bank -- Florida F.S.B.*
 10.39    --   Note dated December 30, 1996, from Geotrac of America, Inc.
               (as successor to Bankers Hazard Determination Services,
               Inc.) to First of America Bank -- Florida F.S.B. in the
               principal amount of $245,000.*
 10.40    --   Note dated December 30, 1996, from Insurance Management
               Solutions, Inc. (as successor to Insurance Management
               Information Services, Inc.) to First of American
               Bank -- Florida FSB in the principal amount of $809,000.*
 10.41    --   Loan Agreement dated December 30, 1996, between First
               America Bank--Florida F.S.B., Geotrac of America, Inc. (as
               successor to Bankers Hazard Determination Services, Inc.),
               Bankers Insurance Group, Inc., Bankers Risk Management
               Services, Inc., Bankers Underwriters, Inc., Insurance
               Management Solutions, Inc. (as successor to Insurance
               Management Information Services, Inc.), Southern Rental &
               Leasing Corporation, Bankers Financial Corporation and
               Bankers International Financial Corporation.*
 10.42    --   Security Agreement dated December 30, 1996, by Geotrac of
               America, Inc. (as successor to Bankers Hazard Determination
               Services Inc.), in favor of First of America Bank -- Florida
               F.S.B. securing $245,000 loan.*
 10.43    --   Security Agreement dated December 30, 1996, by Insurance
               Management Solutions, Inc. (as successor to Insurance
               Management Information Services, Inc.) in favor of First of
               America Bank -- Florida F.S.B. securing $809,000 loan.*
 10.44    --   Installment Note dated December 30, 1997, from Geotrac of
               America, Inc. (as successor to Bankers Hazard Determination
               Services, Inc.) to SouthTrust Bank, N.A. in the principal
               amount of $184,000.*
 10.45    --   Cross-Collateralization and Cross-Default Agreement dated
               December 30, 1997, in favor of SouthTrust Bank, N.A. by
               Bankers Financial Corporation, Bankers Insurance Group,
               Inc., Insurance Management Solutions, Inc. and Geotrac of
               America, Inc. (as successor to Bankers Hazard Determination
               Services, Inc.).*
 10.46    --   Security Agreement dated December 30, 1997, between Geotrac of America, Inc. (as successor to Bankers Hazard
               Determination Services, Inc.), and SouthTrust Bank, N.A.*
 10.47    --   Revolving Line of Credit Note dated December 27, 1993, from
               Geotrac of America, Inc. (as successor to Geotrac, Inc. and
               National Flood Certification Services, Inc.) to Marine Bank,
               in the amount of $600,000.*
 10.48    --   Security Agreement dated December 27, 1993, between Geotrac of America, Inc.(as successor to Geotrac, Inc. and National
               Flood Certification Services, Inc.) and Marine Bank.*
 10.49    --   Installment Note dated December, 1997, from Insurance
               Management Solutions, Inc. to SouthTrust Bank, N.A. in the
               principal amount of $2,131,000.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 10.50    --   Promissory Note dated December 30, 1997, from Insurance
               Management Solutions, Inc. to SouthTrust Bank, N.A. in the
               principal amount of $500,000.*
 10.51    --   Security Agreement dated December 30, 1997, between
               Insurance Management Solutions Group, Inc. and SouthTrust
               Bank, N.A.*
 10.52    --   Flood Compliance Service Agreement dated November 1, 1996, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and Mortgage Corporation of America.*
 10.53    --   Flood Compliance Service Agreement dated March 1, 1997,
               between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and CitFed Mortgage Corporation of
               America.*
 10.54    --   Flood Compliance Service Agreement dated March 1, 1998,
               between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac), ABN AMRO North American and certain of its affiliates.*
 10.55    --   Flood Compliance Service Agreement dated April 12, 1997,
               between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and Third Federal Savings.*
 10.56    --   Flood Compliance Service Agreement dated April 9, 1997,
               between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and MidAm, Inc.*
 10.57    --   Flood Compliance Service Agreement dated December 28, 1995, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc.) and Crestar Bank.*
 10.58    --   Flood Compliance Service Agreement dated April 1, 1996,
               between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and ReliaStar Mortgage Corporation.*
 10.59    --   Flood Zone Determination Agreement dated March 25, 1993,
               between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               AIG Consultants, Inc.*
 10.60    --   Flood Zone Determination Agreement dated December 28, 1995, between Geotrac of America, Inc. (as successor to Bankers
               Hazard Determination Services, Inc.) and SouthTrust
               Corporation, as amended on June 3, 1997.*
 10.61    --   Flood Zone Determination Agreement dated July 14, 1994,
               between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               SunBank, N.A.*
 10.62    --   Flood Zone Determination Agreement dated November 8, 1993, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               Royal Indemnity Company.*
 10.63    --   Flood Insurance Agreement, dated February 17, 1995, between
               First Community Insurance Company and Armed Forces Insurance
               Exchange, as amended.*
 10.64    --   Flood Insurance Agreement, dated November 17, 1995, between
               First Community Insurance Company and Amica Mutual Insurance
               Company, as amended.*
 10.65    --   Non-Qualified Stock Option Plan.*
 10.66    --   Funding Agreement, dated June 19, 1998, by and between
               Bankers Insurance Group, Inc. and Insurance Management
               Solutions Group, Inc.*
 10.67    --   Assignment of Registered Service Mark ("Floodwriter"), dated
               May 7, 1998, from Bankers Insurance Company to Insurance
               Management Solutions, Inc.*
 10.68    --   Assignment of Registered Service Mark ("Undercurrents"),
               dated May 7, 1998, from Bankers Insurance Company to
               Insurance Management Solutions, Inc.*
 10.69    --   Registration Rights Agreement, dated July 31, 1998, between
               Insurance Management Solutions Group, Inc. and Daniel J. and
               Sandra White.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 10.70    --   Software License Agreement, effective January 1, 1998,
               between Insurance Management Solutions, Inc., Bankers
               Insurance Group, Inc. and Bankers Insurance Company.*
 10.71    --   First Amendment to Loan and Security Agreement, dated July
               31, 1998, between Geotrac, Inc. and Huntington National
               Bank.*
 10.72    --   Continuing Guaranty Unlimited, dated July 29, 1998, by
               Insurance Management Solutions Group, Inc. in favor of
               Huntington National Bank.*
 10.73    --   Subordination Agreement dated July 31, 1998 between Geotrac of America, Inc., Daniel J. and Sandra White, and Huntington
               National Bank.*
 10.74    --   Subordination Agreement dated July 31, 1998 between Geotrac of America, Inc., Insurance Management Solutions Group, Inc.
               and Huntington National Bank.*
 10.75    --   Tax Indemnity Agreement dated July 31, 1998 between
               Insurance Management Solutions Group, Inc., Insurance
               Management Solutions, Inc. and Geotrac of America, Inc.,
               including Addendum dated July 31, 1998.*
 10.76    --   Tax Allocation Agreement dated July 31, 1998 between
               Insurance Management Solutions Group, Inc., Insurance
               Management Solutions, Inc. and Geotrac of America, Inc.,
               including Addendum dated July 31, 1998.*
 10.77    --   Employment Agreement dated June 11, 1998 between Jeffrey S.
               Bragg and Insurance Management Solutions Group, Inc.*
 10.78    --   Employment Agreement dated June 11, 1998 between Kelly K.
               King and Insurance Management Solutions Group, Inc.*
 10.79    --   Articles of Merger filed with the Florida Department of
               State relating to the merger between Bankers Hazard
               Determination Services, Inc. and Geotrac, Inc.*
 10.80    --   Certificate of Merger filed with the Ohio Department of
               State relating to the merger between Bankers Hazard
               Determination Services, Inc. and Geotrac, Inc.*
 10.81    --   Guaranty of Payment of Debt, dated July 31, 1998, by
               Insurance Management Solutions Group, Inc. and Bankers
               Insurance Group, Inc. in favor of Daniel J. White and Sandra
               White.*
 10.82    --   Secrecy and Confidentiality Agreement, dated October 8,
               1993, between Geotrac of America, Inc. (formerly Geotrac,
               Inc.) and Kirloskar Computer Services, Ltd.*
 10.83    --   Service Agreement dated December 1, 1998 between Insurance
               Management Solutions, Inc. and Bankers Life Insurance
               Company, including Addendum to Service Agreements dated
               December 11, 1998 and effective January 1, 1999.*
 10.84    --   Stock Purchase Agreement, dated July 31, 1997, between
               YoSystems, Inc., Bankers Hazard Determination Services, Inc.
               and Daniel J. and Sandra White.*
 10.85    --   Employment Agreement, dated September 22, 1998 between
               Kathleen M. Batson and Insurance Management Solutions Group,
               Inc.*
 10.86    --   Term Note dated July 31, 1997, from YoSystems, Inc. and SMS
               Geotrac, Inc. to Huntington National Bank in the principal amount of $8,750,000.*
 10.87    --   AYO Claims Agreement between Florida Windstorm Underwriting
               Association and Bankers Insurance Group, Inc., dated
               February, 1998.*
 10.88    --   Assignment of AYO Claims Agreement among Bankers Insurance
               Group, Inc., Bankers Insurance Company and Florida Windstorm
               Underwriting Association dated December 15, 1998.*
 10.89    --   Software Transfer Agreement dated September 1, 1998 by and among Bankers Insurance Group, Inc., Bankers Insurance
               Company, Insurance Management Solutions, Inc., and First
               Community Insurance Company.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 10.90    --   Promissory Note, dated January 7, 1999, of Insurance
               Management Solutions Group, Inc. in favor of J. Douglas
               Branham and Felicia A. Rivas.*
 10.91    --   Registration Rights Agreement dated January, 1999, between
               Insurance Management Solutions Group, Inc. and J. Douglas
               Branham and Felicia A. Rivas.*
 10.92    --   Stock Purchase Agreement dated December 10, 1998 between
               Colonial Catastrophe Claims Corporation, J. Douglas Branham,
               Felicia A. Rivas, and Insurance Management Solutions Group,
               Inc., including Addenda thereto.*
 10.93    --   Loan Agreement dated December 16, 1998 between Bankers
               Insurance Group, Inc. and Western International Insurance
               Company.*
 10.94    --   Promissory Note of Bankers Insurance Group, Inc. in favor of
               Western International Insurance Company.*
 10.95    --   Agreement for Satisfaction of Debt and Capitalization of
               Subsidiary dated December 16, 1998 between Venture Capital
               Corporation and Western International Insurance Company.*
 10.96    --   Plan of Merger dated January 7, 1999 and effective January
               15, 1999 between IMS Colonial, Inc. and Colonial Catastrophe
               Claims Corporation.*
 10.97    --   Flood Insurance Services Agreement, dated January 14, 1999, by and between Insurance Management Solutions Group, Inc.
               and Farmers Services Corporation.*
 10.98    --   Funding Agreement, dated February 16, 1999, by and between
               Bankers Insurance Group, Inc., Bankers Insurance Company,
               Venture Capital Corporation and Western International
               Insurance Company.**
 10.99    --   Flood Insurance Services Agreement, dated October 23, 1998, by and between Insurance Management Solutions, Inc. and
               Middlesex Mutual Assurance Company.**
 10.100   --   Flood Insurance Services Agreement, effective January 13,
               1999, by and between Insurance Management Solutions, Inc.
               and Island Insurance Companies, Ltd.**
 10.101   --   Lease Agreement, dated February 1, 1999, by and between
               Colonial Real Estate of Dunedin, Inc. and Colonial Claims
               Corporation.**
 10.102   --   Second Addendum to service Agreements, effective as of April
               1, 1999, by and between Insurance Management Solutions, Inc.
               and each of Bankers Insurance Company, First Community
               Insurance Company and Bankers Security Insurance Company.***
 10.103   --   Technical Support Services Agreement, dated April 1, 1999, by and between Insurance Management Solutions, Inc. and
               Bankers Insurance Group, Inc. and its subsidiaries.***
 10.104   --   Loan Agreement, dated June 11, 1999, by and between
               Insurance Management Solutions Group, Inc. (including its
               Subsidiaries) and NationsBank, N.A.***
 10.105   --   Security Agreement, dated June 11, 1999, by and between
               Insurance Management Solutions Group, Inc. (including its
               Subsidiaries) and NationsBank, N.A.***
 10.106   --   Promissory Note of Insurance Management Solutions Group,
               Inc. (including its Subsidiaries), dated June 11, 1999, in favor of NationsBank, N.A.***
 10.107   --   Lease Agreement, dated September 27, 1999, by and between
               Koger Equity, Inc. and Insurance Management Solutions Group,
               Inc.
 10.108   --   Lease Agreement, dated December 5, 1998, by and between
               Bronken-Meyers, LLC and Insurance Management Solutions
               Group, Inc.

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 21.1     --   List of subsidiaries of Insurance Management Solutions
               Group, Inc.*
 24.1     --   Power of Attorney relating to subsequent amendments
               (included on signature page hereto).
 27.1     --   Financial Data Schedule (filed for SEC purposes only).

---------------

* Previously filed as part of the Company's Form S-1 Registration Statement (Reg. No. 333-57747) originally filed on June 28, 1998, as amended, and incorporated by reference herein.

** Previously filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.

*** Previously filed as part of the Company's Form 10-Q for the quarter ended
    June 30, 1999, and incorporated by reference herein.

     Exhibits 10.1, 10.2, 10.3, 10.22, 10.65, 10.77, 10.78 and 10.85 represent management contracts and compensatory plans.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed by the registrant during the fourth quarter of the year covered by this report.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. CONSOLIDATED
  FINANCIAL STATEMENTS
  Report of Independent Certified Public Accountants........  36
  Consolidated Balance Sheets as of December 31, 1998 and     37
     1999...................................................
  Consolidated Statements of Income for the years ended       38
     December 31, 1997, 1998 and 1999.......................
  Consolidated Statement of Shareholders' Equity for the      39
     years ended December 31, 1997, 1998 and 1999...........
  Consolidated Statements of Cash Flows for the years ended   40
     December 31, 1997, 1998 and 1999.......................
  Notes to Consolidated Financial Statements................  41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Insurance Management Solutions Group, Inc.

     We have audited the accompanying consolidated balance sheets of Insurance Management Solutions Group, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insurance Management Solutions Group, Inc. and subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

                                          GRANT THORNTON LLP

Tampa, Florida
February 16, 2000 (except for note 11, paragraphs 5 and 6
                to which the date is March 23, 2000)

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 1,868,867   $ 4,702,861
  Accounts receivable, net..................................    3,549,044     3,621,714
  Due from affiliates.......................................      570,139     2,920,543
  Note and interest receivable -- affiliate.................    5,271,406            --
  Income taxes recoverable..................................    1,148,902            --
  Prepaid expenses and other assets.........................      859,684     1,572,976
                                                              -----------   -----------
          Total current assets..............................   13,268,042    12,818,094
PROPERTY AND EQUIPMENT, net.................................    8,507,897     7,225,494
OTHER ASSETS
  Goodwill, net.............................................   14,515,785    16,257,663
  Customer contracts, net...................................    1,316,667     1,116,667
  Deferred tax assets.......................................      967,191     1,063,366
  Other.....................................................    1,326,273     1,009,623
                                                              -----------   -----------
          Total assets......................................  $39,901,855   $39,490,907
                                                              ===========   ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.........................  $ 3,026,944   $   481,637
  Current portion of notes and interest
     payable -- affiliates..................................    9,180,743            --
  Accounts payable, trade...................................      831,674       990,495
  Due to affiliates.........................................    1,748,509        12,833
  Employee related accrued expenses.........................    1,804,677     2,294,858
  Other accrued expenses....................................      755,436     1,293,060
  Income taxes payable......................................           --       413,241
  Deferred revenue..........................................      214,891       214,891
                                                              -----------   -----------
          Total current liabilities.........................   17,562,874     5,701,015
LONG-TERM DEBT, less current portion........................    7,470,539       219,857
NOTES PAYABLE -- AFFILIATES, less current portion...........    5,527,677            --
DEFERRED REVENUE............................................      651,602       684,915
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value; 20,000,000 shares
     authorized, no shares issued and outstanding...........           --            --
  Common Stock, $.01 par value; 100,000,000 shares
     authorized, 10,524,198 and 12,678,743 shares issued and
     outstanding at December 31, 1998 and 1999,
     respectively...........................................      105,242       126,787
  Additional paid-in capital................................    5,830,930    26,810,282
  Retained earnings.........................................    2,752,991     5,948,051
                                                              -----------   -----------
          Total shareholders' equity........................    8,689,163    32,885,120
                                                              -----------   -----------
          Total liabilities and shareholders' equity........  $39,901,855   $39,490,907
                                                              ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1997          1998          1999
                                                          -----------   -----------   -----------
REVENUES
  Outsourcing services -- affiliated....................  $29,114,601   $36,068,944   $41,465,498
  Outsourcing services..................................      599,443     1,989,306    10,702,732
  Flood zone determination services.....................    7,763,576    24,454,558    18,540,543
  Flood zone determination services -- affiliated.......    1,028,359     1,279,689       620,320
                                                          -----------   -----------   -----------
          Total revenues................................   38,505,979    63,792,497    71,329,093
                                                          -----------   -----------   -----------
EXPENSES
  Cost of outsourcing services..........................   21,988,824    26,874,609    37,427,886
  Cost of flood zone determination services.............    4,763,723    11,131,254     8,102,234
  Selling, general and administrative...................    3,026,388     8,381,290    11,856,833
  Management services from Parent.......................    2,343,866     3,259,712     2,255,810
  Deferred compensation (non-recurring item)............           --       728,069            --
  Depreciation and amortization.........................      683,672     4,311,011     5,498,007
                                                          -----------   -----------   -----------
          Total expenses................................   32,806,473    54,685,945    65,140,770
                                                          -----------   -----------   -----------
OPERATING INCOME........................................    5,699,506     9,106,552     6,188,323
                                                          -----------   -----------   -----------
EQUITY IN EARNINGS OF GEOTRAC, INC......................      201,009            --            --
                                                          -----------   -----------   -----------
MINORITY INTEREST.......................................           --      (472,803)           --
OTHER INCOME (EXPENSE):
  Interest income.......................................           --       455,995       349,680
  Interest expense......................................     (378,660)   (2,194,353)     (809,383)
                                                          -----------   -----------   -----------
          Total other income (expense)..................     (378,660)   (1,738,358)     (459,703)
INCOME BEFORE PROVISION FOR INCOME TAXES................    5,521,855     6,895,391     5,728,620
PROVISION FOR INCOME TAXES..............................    2,112,200     3,042,400     2,533,560
                                                          -----------   -----------   -----------
NET INCOME..............................................  $ 3,409,655   $ 3,852,991   $ 3,195,060
                                                          ===========   ===========   ===========
NET INCOME PER COMMON SHARE.............................  $       .34   $       .38   $       .26
                                                          ===========   ===========   ===========
Weighted average common shares outstanding..............   10,000,000    10,264,253    12,448,183
                                                          ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                           ADDITIONAL
                                                 COMMON      PAID-IN      RETAINED
                                                 STOCK       CAPITAL      EARNINGS        TOTAL
                                                --------   -----------   -----------   -----------
Balance at December 31, 1996..................  $100,000   $   160,336   $        --   $   260,336
  Cash dividends to Parent....................        --       (90,345)   (3,409,655)   (3,500,000)
  Net income..................................        --            --     3,409,655     3,409,655
                                                --------   -----------   -----------   -----------
Balance at December 31, 1997..................   100,000        69,991            --       169,991
  Cash dividends to Parent....................        --            --    (1,100,000)   (1,100,000)
  Issuance of Common Stock as partial
     consideration for the acquisition of
     Geotrac, Inc. (Note 3)...................     5,242     5,760,939            --     5,766,181
  Net income..................................        --            --     3,852,991     3,852,991
                                                --------   -----------   -----------   -----------
Balance at December 31, 1998..................   105,242     5,830,930     2,752,991     8,689,163
  Issuance of Common Stock as partial
     consideration for the acquisition of
     Colonial Claims..........................     1,545     1,698,455            --     1,700,000
  Initial public offering of Common Stock, net
     of offering costs........................    20,000    19,143,897            --    19,163,897
  Issuance of stock options to
     non-employees............................        --       137,000            --       137,000
  Net income..................................        --            --     3,195,060     3,195,060
                                                --------   -----------   -----------   -----------
Balance at December 31, 1999..................  $126,787   $26,810,282   $ 5,948,051   $32,885,120
                                                ========   ===========   ===========   ===========

  The accompanying notes are an integral part of this consolidated statement.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1997         1998          1999
                                                              ----------   ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $3,409,655   $3,852,991   $  3,195,060
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     683,672    4,311,011      5,498,007
    Depreciation and amortization of Geotrac prior to July
      1998 acquisition......................................          --     (712,990)            --
    Loss on disposal of property and equipment..............       2,329       37,914        350,785
    Equity in earnings of Geotrac, Inc......................    (201,009)    (485,034)            --
    Write-off of deferred financing costs...................          --           --        244,752
    Non-employee stock options..............................          --           --        137,000
    Deferred income taxes, net..............................     131,000     (382,191)      (202,564)
    Changes in assets and liabilities:
      Accounts receivable...................................    (324,418)    (238,449)       928,223
      Income taxes recoverable..............................          --   (1,148,902)     1,148,902
      Prepaid expenses and other current assets.............     (45,031)    (574,122)      (388,639)
      Other assets..........................................     (40,394)    (257,648)      (199,673)
      Accounts payable, trade...............................     217,646      252,012        140,996
      Employee related accrued expenses.....................   1,280,241     (695,910)       490,181
      Other accrued expenses................................     352,867      566,625       (446,468)
      Income taxes payable..................................   1,766,329   (2,443,058)       413,241
      Deferred revenue......................................     449,016      333,313         33,313
                                                              ----------   ----------   ------------
         Net cash provided by operating activities..........   7,681,903    2,415,562     11,343,116
                                                              ----------   ----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Geotrac, net of cash acquired..............          --    2,797,008             --
  Cash investment in Geotrac, Inc...........................  (6,750,000)          --             --
  Purchases of property and equipment.......................  (1,498,298)  (1,613,518)    (3,185,028)
  Payment of acquisition debt...............................          --   (1,420,530)      (500,000)
  Acquisition of Colonial Claims, net of cash acquired......          --           --          1,092
  Payment of dividend to prior Colonial Claims
    shareholders............................................          --           --       (670,000)
                                                              ----------   ----------   ------------
         Net cash used in investing activities..............  (8,248,298)    (237,040)    (4,353,936)
                                                              ----------   ----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds received from initial public offering........          --           --     19,163,897
  Proceeds from issuance of Preferred Stock of Subsidiary...   6,750,000           --             --
  Proceeds from the issuance of debt........................   2,815,000           --             --
  Repayment of debt.........................................    (315,500)  (5,251,662)    (9,795,989)
  Cash dividends paid to Parent.............................  (3,500,000)  (1,100,000)            --
  Repayment of affiliated notes and accrued interest........          --           --    (14,708,420)
  Collection of affiliated note and interest receivable.....          --           --      5,271,406
  Net advances to (from) affiliates.........................  (5,068,035)   6,680,187     (4,086,080)
  Deferred offering costs...................................          --     (753,250)            --
                                                              ----------   ----------   ------------
         Net cash provided by (used in) financing
           activities.......................................     681,465     (424,725)    (4,155,186)
                                                              ----------   ----------   ------------
INCREASE IN CASH AND CASH EQUIVALENTS.......................     115,070    1,753,797      2,833,994
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............          --      115,070      1,868,867
                                                              ----------   ----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  115,070   $1,868,867   $  4,702,861
                                                              ==========   ==========   ============

 The accompanying notes are an integral part of these consolidated statements.

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF ORGANIZATION AND BUSINESS

     Insurance Management Solutions Group, Inc. ("IMSG") is a holding company that was incorporated in the State of Florida in December 1996 by its Parent, Bankers Insurance Group ("BIG" or the "Parent"), which contributed to IMSG two of its wholly-owned operating subsidiaries, Insurance Management Solutions, Inc. ("IMS") and Bankers Hazard Determination Services, Inc. ("BHDS"), which were previously formed in August 1991 and June 1988, respectively. In July 1997, the Company acquired a 49% interest in Geotrac, Inc. and, in July 1998 acquired the remaining 51% interest. Geotrac was subsequently merged into BHDS with the surviving company being known as Geotrac of America, Inc. ("Geotrac of America"). In September 1998, IMS Direct, Inc. was formed as a wholly owned subsidiary of IMSG and in January, 1999, the Company acquired Colonial Claims Catastrophe Corporation ("Colonial"). IMSG, IMS, IMS Direct, Geotrac of America and Colonial are hereinafter collectively known as the "Company".

     The Company operates in two major business segments: providing outsourcing services to the property and casualty insurance industry with an emphasis on flood insurance; and providing flood zone determinations primarily to insurance companies and financial institutions. The Company's outsourcing services, which are provided by IMS and Colonial, include policy and claims administration (policy issuance, billing and collection functions, claims adjusting and processing) and information technology services. The Company's flood zone determination services are provided by Geotrac of America.

     The Company is substantially dependent on the business of its affiliated insurance companies under the common control of BIG as the Company derives a substantial portion of its revenue from outsourcing services provided to these affiliated companies and BIG.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Insurance Management Solutions Group, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In 1997, the Company's investment in Geotrac, Inc. was accounted for using the equity method since the Company owned less than 50% and had a significant but not controlling influence. In 1998, the operations of Geotrac for the year ended December 31, 1998 are consolidated in the Company's statement of income. The minority interest deduction in the statement of income represents the net income of Geotrac allocable to the 51% interests held by the other stockholders during the six months ended June 30, 1998, prior to the Company acquiring the remaining 51% interest in Geotrac.

USE OF ESTIMATES

     The preparation of the financial statements conforms with accounting principles generally accepted in the United States and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1998 and 1999, cash equivalents consisted of U.S. Treasury bills, certificates of deposit and overnight repurchase agreements.

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

ACCOUNTS RECEIVABLE TRADE AND CONCENTRATION OF CREDIT RISK

     Accounts receivable, trade represents amounts due from insurance companies and financial institutions related to flood zone determinations and claims adjusting services performed. Credit is granted to customers based on management's assessment of their credit worthiness. Customer deposits are required in certain instances. The allowance for doubtful accounts totaled approximately $250,000 as of December 31, 1998 and 1999. Net bad debt expense totaled $134,733 and $301,813 during the years ended December 31, 1998 and 1999, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the assets' estimated service lives. Accelerated methods are used for tax purposes.

DEFERRED OFFERING COSTS

     The Company incurred accounting, legal, printing and other expenses in connection with its initial public offering of its Common Stock. These offering costs, which totaled $791,336 at December 31, 1998 and are included in other assets in the accompanying consolidated balance sheet, were subsequently charged to additional paid-in capital against the proceeds from the initial public offering.

GOODWILL

     Goodwill is being amortized using the straight-line method over twenty years. The amortization period was determined based on various factors including the nature of the product or service provided, the Company's strong market position and historical and projected operating results. Accumulated amortization at December 31, 1998 and 1999 was $544,424 and $1,434,296, respectively.

CUSTOMER CONTRACTS

     Customer contracts are being amortized using the straight-line method over seven years. The amortization period, which does not materially differ from the underlying contract lives, was determined based on historical and expected contract duration periods as well as the nature of the products and services provided. Accumulated amortization at December 31, 1998 and 1999 was $100,000 and $300,000, respectively.

CAPITALIZED SOFTWARE COSTS

     The Company capitalizes certain qualifying software development costs incurred during the application development stage, as defined. During the fourth quarter of 1998 and during fiscal 1999, the Company capitalized $263,462 and $976,225, respectively, of such costs, which are included in "Other assets" in the accompanying consolidated balance sheets as of December 31, 1998 and 1999, respectively. Prior to September 1998, qualifying capitalizable costs incurred by the Company were not material. Amortization is recorded using the straight-line method over the service life of the software or the term of the customer contract to which the software relates, which ranges from one to five years. Accumulated amortization at December 31, 1999 was $247,497. No amortization was recorded during 1998.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of its long-lived assets (including goodwill) in accordance with Statement of Financial Accounting Standards No. 121, ("SFAS No. 12l"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires long-lived assets to be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES be recoverable. An impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. No impairment exists for all periods presented.

REVENUE RECOGNITION AND DEFERRED REVENUE

  Outsourcing Services Revenue

     Revenue generated from outsourcing services is recognized as earned when services are provided.

     In 1997, the Company's affiliated service arrangements, as they pertain to policy administration, resulted in deferred revenue being recorded as the related fees are billed and payable based on a percentage of the customers' premiums written which is in advance of a portion of the administrative services being performed by the Company. In 1998, the service arrangements were changed so that fees related to policy administration services are billed based on a percentage of written premiums, which generally eliminates the need for any deferral. The transition from the 1997 service arrangements to the 1998 service agreements resulted in the Company reclassifying on January 1, 1998 deferred revenue of $443,704 recorded at December 31, 1997 to "due to affiliates".

     In 1998, the affiliated service agreements as they pertain to claims administration, resulted in deferred revenue totaling $214,891 being recorded as the related fees are billed and payable based on a percentage of the customers' earned premiums, which is in advance of a portion of the total claims expense that were expected to be incurred by the Company. In 1997, deferred revenue related to claims administration was not recorded, as the Company was paid, either on a fee or cost reimbursement basis, as the claims and related expenses were incurred. During 1999, the Company determined that the majority of claims being settled on behalf of its affiliated customers were actually settled within or shortly after the expiration of the policy term for which the Company was receiving a service fee based upon the underlying earned premium. As such, during 1999, the Company discontinued its practice of deferring claims revenue and will amortize the remaining deferred revenue balance, which totaled $214,891 as of December 31, 1999, ratably over the 2000 calendar year.

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

  Flood Zone Determination Revenues

     The Company's flood zone revenues are principally derived from flood zone determination services and life-of-loan monitoring services. Flood zone determinations involve the Company ascertaining and certifying to a property's flood zone classification. Revenues for these services are recognized upon completion of each flood zone determination as each determination is completed within a short period of time.

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

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

INCOME TAXES

     The Company accounts for income taxes on the liability method, as provided by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Prior to July 31, 1998, the Company's results of operations were included in the consolidated federal and state income tax returns of its Parent. As provided by SFAS No. 109 and in accordance with the intercompany tax sharing/allocation agreement with its Parent and affiliates, income taxes were determined by the amount that would have been due and payable had the Company filed a separate income tax return.

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

NET INCOME PER COMMON SHARE

     Net income per common share, which represents both basic and diluted earnings per share ("EPS") since no dilutive securities were outstanding for all periods presented, is computed by dividing net income by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1997          1998          1999
                                                  -----------   -----------   -----------
Numerator:
  Net income....................................  $ 3,409,655   $ 3,852,991   $ 3,195,060
                                                  ===========   ===========   ===========
Denominator:
  Weighted average number of Common Shares used
     in basic EPS...............................   10,000,000    10,264,253    12,448,183
  Diluted stock options.........................           --            --            --
                                                  -----------   -----------   -----------
  Weighted average number of Common Shares and
     diluted potential Common Stock used in
     diluted EPS................................   10,000,000    10,264,253    12,448,183
                                                  ===========   ===========   ===========

     For the year ended December 31, 1999, options to purchase 453,500 shares of Common Stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock, and therefore, the effect would be antidilutive.

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

STOCK BASED COMPENSATION

     The Company accounts for stock based compensation awards to its employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees", and its related interpretations which prescribe the use of the intrinsic value based method. However, the Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation."

     For awards for other than employees, the Company accounts for stock based compensation awards pursuant to the fair value based method of SFAS No. 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, due from affiliates, accounts payable, due to affiliates and debt, approximate fair value due to the short maturity of those instruments. The Company considers the fixed and variable rate debt instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

NOTE 3.  ACQUISITIONS

GEOTRAC, INC.

  Acquisition of 49% Interest

     On July 31, 1997, the Company, through its subsidiary, BHDS, invested cash in the amount of $6,750,000 in YoSystems in exchange for 490 shares of common stock issued by YoSystems, representing a 49% equity interest. At the time of the Company's investment, YoSystems' President and his wife owned 510 shares of YoSystems' common stock, representing a 100% equity interest. In addition, at the time of the Company's contribution, YoSystems had nominal net assets. As a result of the Company's capital infusion, the net assets of YoSystems increased to approximately $6,750,000. The Company's equity share of these net assets equated to 49% of $6,750,000, or $3,307,500, with the remainder of the Company's investment, which totaled $3,442,500, representing goodwill.

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

  Acquisition of Remaining 51% Interest

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
                                                              ----------
                                                              $7,994,250
                                                              ==========

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

     The recording of the Company's additional 51% interest in Geotrac and the elimination of the investment in Geotrac account through the consolidation process at July 1, 1998 resulted in the recognition of consolidated goodwill of $14,933,247 and net assets of $339,265 recorded at estimated fair values under the purchase method of accounting as follows:

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
                                                              -----------
                                                              $15,272,512
                                                              ===========

     The following unaudited pro forma consolidated results of operations for the year ended December 31, 1998 is presented as if the acquisition of Geotrac, Inc. had been made on January 1, 1998. The unaudited pro forma information reflects the additional goodwill amortization and interest expense that would have been incurred if the Company had purchased Geotrac, Inc. on January 1, 1998. These pro forma results are not necessarily indicative of the results of operations that would have occurred had the purchase been made at January 1, 1998 or the future results of the consolidated operations (in thousands, except per share data):

Revenue.....................................................  $63,792
Operating income............................................    9,758
Net income..................................................    4,610
Net income per common share.................................  $   .44

     In addition, the Company entered into a Corporate Governance Agreement with Geotrac and its president and former majority shareholder (the "former majority shareholder") setting forth certain terms and conditions upon which Geotrac will operate following the merger. The Corporate Governance Agreement provides, in part, that, for so long as the former majority shareholder owns stock in the Company or Geotrac, or has an option to purchase stock in Geotrac, (i) the Company will vote all of its shares in Geotrac to fix and maintain the number of directors on the Geotrac Board of Directors at five, (ii) the Company will vote its shares in Geotrac to elect as directors of Geotrac two persons designated by the former majority shareholder, (iii) the termination of the former majority shareholder as an employee of Geotrac will require the vote of four out of five members of the Board of Directors, and (iv) certain actions by Geotrac will require the unanimous approval of the Geotrac Board of Directors, including any merger or consolidation, the payment of management or similar fees to the Company or its subsidiaries and affiliates, the sale or issuance of Geotrac stock, and the sale of Geotrac assets outside the ordinary course of business to anyone other than an affiliate of Geotrac. The former majority shareholder also has a right of first refusal to purchase the assets of Geotrac in the event such assets are to be sold.

COLONIAL CATASTROPHE

     Effective January 7, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Colonial Catastrophe Claims Corporation, a Florida corporation ("Colonial Catastrophe"), in exchange for (i) 154,545 shares of Common Stock, (ii) cash in the amount of $500,000,
(iii) a promissory note in the principal amount of $500,000, and (iv) an earn-out payment of $300,000, which was paid during February, 2000 in 121,518 shares of Common Stock, based upon achieving a target income

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES before taxes of Colonial Claims for the year ended December 31, 1999. On January 15, 1999, Colonial Catastrophe was merged into the acquiring subsidiary and the name of the acquiring subsidiary was changed to "Colonial Claims Corporation" (hereinafter "Colonial Claims"). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations". The results of operations of Colonial Claims is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including the $300,000 earn-out payment made in February, 2000, was $3.0 million which exceeded the fair value of the net assets by $2.6 million. Such excess is being amortized on a straight-line basis over twenty years.

     In addition, Colonial Claims entered into a separate employment agreement with each of the previous shareholders pursuant to which they will serve as employees of Colonial Claims. Each of the employment agreements is for a period of five years and provides for an initial annual base salary of $102,000 (subject to a 5% increase), plus additional compensation based on annual revenues of the Colonial Claims business.

     The following unaudited pro forma consolidated results of operations for the year ended December 31, 1998 is presented as if the acquisition of Colonial Catastrophe had been made on January 1, 1998. The unaudited pro forma information reflects the additional goodwill amortization that would have been incurred if the Company had purchased Colonial Catastrophe on January 1, 1998. These pro forma results are not necessarily indicative of the results of operations that would have occurred had the purchase been made at January 1, 1998 or the future results of the consolidated operations (in thousands, except per share data):

                                                               1998
                                                              -------
Revenue.....................................................  $70,010
Operating income............................................   10,110
Net income..................................................    4,421
Net income per common share.................................  $   .42

NOTE 4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                      DECEMBER 31,
                                                       LIFE     -------------------------
                                                      (YEARS)      1998          1999
                                                      -------   -----------   -----------
Computer equipment and software.....................    3-5     $ 8,472,112   $ 9,707,957
Office furniture and equipment......................      5       2,060,498     2,719,441
Leasehold improvements..............................      5         148,471       181,045
Maps and map database...............................      5       2,029,221     2,087,570
Automobiles.........................................      5          23,608        23,608
                                                                -----------   -----------
                                                                 12,733,910    14,719,621
Less -- accumulated depreciation and amortization...             (4,226,013)   (7,494,127)
                                                                -----------   -----------
                                                                $ 8,507,897   $ 7,225,494
                                                                ===========   ===========

     Maps and map database, which are used as a basis for making flood zone determinations, include the capitalized costs of purchasing maps as well as the direct labor cost of converting the maps to digitized computer files.

     Depreciation and amortization expense was $611,954, $2,941,602 and $4,132,898 in 1997, 1998 and 1999, respectively.

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

NOTE 5.  OTHER ACCRUED EXPENSES

     Other accrued expenses consisted of the following as of December 31, 1998 and 1999:

                                                                1998        1999
                                                              --------   ----------
Adjuster expenses payable...................................  $     --   $  539,062
Accrued earn-out payable....................................        --      300,000
Accrued professional fees...................................   205,000       80,000
Taxes payable other than income.............................   112,759      237,440
Commissions payable.........................................    95,018       61,557
Other accrued expenses......................................   342,659       75,001
                                                              --------   ----------
                                                              $755,436   $1,293,060
                                                              ========   ==========

NOTE 6.  NOTES RECEIVABLE AND PAYABLE -- AFFILIATES

     On March 31, 1998, the Company entered into a $4,950,000 promissory note with an affiliate that had previously advanced funds to the Company. The note, which is included in "Current portion of notes and interest payable-affiliates" in the accompanying December 31, 1998 consolidated balance sheet, bears interest at 8.5% per annum and is payable in full together with accrued interest in April 1999. During 1999, the note was repaid from proceeds received from the initial public offering.

     On April 1, 1998, the Company entered into a $4,950,000 promissory note with an affiliate to which the Company had previously advanced funds. The note, which is reflected as "Note and interest receivable -- affiliate" in the accompanying December 31, 1998 consolidated balance sheet, bears interest at 8.5% per annum and is payable in full together with accrued interest in April 1999. During 1999, the note was repaid by BIG from funds made available to BIG by a loan from a subsidiary of the selling shareholder in the initial public offering.

     In May 1998, the Company entered into a sales and assignment agreement with certain affiliated companies whereby certain assets were transferred and assigned to the Company, effective April 1998, for use in its business. The assets, consisting of telephone equipment and computer hardware and software, were transferred at their net book value as of the date of transfer in exchange for consideration consisting of $325,075 in cash and two promissory notes totaling $2,802,175 ($2,663,424 at December 31, 1998). The notes, which are included in notes payable -- affiliates in the accompanying December 31, 1998 consolidated balance sheet, were repaid during 1999 from proceeds received from the initial public offering.

     In July 1998, in connection with the Geotrac acquisition, the Company issued a note payable to Geotrac's previous majority shareholder in the amount of $1,500,000. The note requires quarterly interest payments at a fixed interest rate of 8.5%. The note, which is included in "Notes payable -- affiliates, less current portion" in the accompanying consolidated balance sheet at December 31, 1998, was repaid during 1999 from proceeds received from the initial public offering.

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

NOTE 7.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998         1999
                                                              -----------   --------
Note payable to bank, interest at Company's option of: 1)
  the current prime rate; 2) a seven year fixed rate; 3) a
  certain percentage over the LIBOR rate based upon a
  formula; or 4) a combination of the above rates, due in
  quarterly installments of $312,500, plus accrued interest
  thereon, plus annual prepayments in an amount equal to
  fifty percent of excess cash flow, as defined, with the
  final payment due June 2004, collateralized by certain
  fixed assets of the Company...............................  $ 6,875,000   $     --
Note payable to bank, interest at a fixed rate of 8.19%, due in monthly principal and interest installments of $66,965, with the final payment due December 2000, collateralized
  by certain fixed assets of the Company....................    1,479,541         --
Note payable to bank, interest at the lender's base lending
  rate, due in monthly principal installments of $16,854,
  plus accrued interest thereon, with the final payment due
  December 2000, collateralized by certain fixed assets of
  the Company and guaranteed by the Company's Parent........      404,500         --
Notes payable to banks, interest at both fixed (8.19%) and
  at the lender's base lending rate due in monthly principal installments ranging from $1,000 to $5,104, with the final payments due from December 1999 to 2000, collateralized by certain fixed assets of the Company, with certain notes
  guaranteed by the Company's Parent........................      302,119         --
Capitalized equipment lease obligations (net of interest of
  approximately $91,000 and $40,000 at December 31, 1998 and
  1999, respectively) due in monthly principal and interest
  payments of approximately $52,000 through 2001............    1,436,323    701,494
                                                              -----------   --------
                                                               10,497,483    701,494
Less current maturities.....................................    3,026,944    481,637
                                                              -----------   --------
                                                              $ 7,470,539   $219,857
                                                              ===========   ========

     In June, 1999, the Company entered into a revolving line of credit agreement ("LOC") with a financial institution that provides for borrowings of up to two times the rolling four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA"), but in no event more than $12,000,000. The LOC bears interest at a specified percentage over LIBOR (8.23% at December 31, 1999) based on the ratio of funded debt (as defined) to EBITDA. Interest payments are payable monthly and the remaining unpaid principal balance is due in full in July, 2001. The LOC is collateralized by substantially all of the Company's assets and is subject to certain quarterly financial covenants requiring the Company to maintain the following minimum ratios: (i) interest bearing debt to EBITDA of not more than 2.0 to 1.0; (ii) total liabilities to tangible net worth of not more than 1.0 to 1.0; and (iii) fixed charge coverage (as defined) of not less than 2.5 to 1.0. Additionally, the Company is restricted from making any distributions or dividends payable in cash or capital stock of the Company on any shares of any class of its capital stock or applying any of its property or assets to the purchase, redemption or other retirement of any shares of any class of capital stock or any partnership interest when the ratio of interest earning debt to earnings before interest, taxes, depreciation, and amortization exceeds 1.0 either before or as a result of the distribution. As of December 31, 1999, there was no

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES restriction on the amount of retained earnings available for dividend distribution. Additionally, as of December 31, 1999, there was no outstanding balance under the LOC.

     At December 31, 1998 and 1999, property and equipment includes $1,713,595 and $1,603,784 of assets, respectively, and $348,857 and $966,074 of accumulated amortization, respectively, recorded under capital leases.

NOTE 8.  PREFERRED STOCK OF SUBSIDIARY

     In connection with the Company's purchase of a 49% interest in Geotrac, Inc., BHDS issued 675,000 shares of non-cumulative, 8% Preferred Stock to a corporation owned by the half-brother of a director of the Company. The related party funded the Preferred Stock purchase by entering into a note agreement with a bank. The Preferred Stock served as collateral on the bank note and the Company acts as a guarantor. In May 1998, IMSG repurchased the outstanding Preferred Stock of BHDS in exchange for a note in the same amount. During December 1998, the note, which was payable in its entirety on December 31, 1998, was refinanced with the same lender into an installment note requiring monthly payments of principal and accrued interest of $138,701 (interest rate of 8.566%) commencing in January 1999 until its maturity in August 2002. At December 31, 1998, $1,225,557 is included in "Current portion of notes and interest payable--affiliates" and $3,902,677 is included in "Notes payable--affiliates, less current portion," in the accompanying consolidated balance sheet, which reflects the modification of the terms of the loan. Subsequent to May 1998, the Preferred Stock of BHDS, currently held by IMSG, was exchanged for 675,000 shares of 8 1/2% cumulative Preferred Stock of BHDS. The non-cumulative 8% Preferred Stock was then retired. The new Preferred Stock serves as collateral on the bank note held by the related party. Dividends declared on the Preferred Stock during 1997 and 1998 were $229,315 and $189,370, respectively, and are included in "Interest expense" in the accompanying consolidated statements of income as the amounts are insignificant and the preferred stock has certain characteristics similar to debt. The installment note was subsequently repaid from proceeds received from the initial public offering.

NOTE 9.  SHAREHOLDERS' EQUITY

COMMON STOCK

     In January 1998, the Board of Directors increased the amount of the Company's authorized shares of Common Stock from 1,000,000 to 100,000,000 shares and changed the Common Stock's par value from $1.00 to $.01 per share. Effective May 8, 1998, the Company declared a stock dividend of 40,000 (pre-split) shares of Common Stock for each share of Common Stock then outstanding, resulting in an increase in the number of outstanding shares of Common Stock from 500 (pre-split) to 20,000,000 (pre-split) shares. On December 17, 1998 the Company effected a one-for-two reverse split of its Common Stock. The May and December 1998 recapitalizations have been retroactively reflected in the accompanying consolidated financial statements.

INITIAL PUBLIC OFFERING

     In February 1999, the Company completed an initial public offering ("IPO") of 3,350,000 shares of Common Stock at a price of $11 per share. Of the 3,350,000 shares sold in the IPO, 1,350,000 were sold by the Selling Shareholder and the remaining 2,000,000 shares were sold by the Company. The offering generated net proceeds to the Company of $19,164,000, after deducting offering expenses of approximately $1,296,000 paid by the Company. Such offering expenses were charged to additional paid-in capital against proceeds from the IPO.

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

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

LONG TERM INCENTIVE PLAN

     The Long-Term Incentive Plan (the "Incentive Plan"), approved by the Company's Board of Directors and shareholders, provides for the grant of incentive or nonqualified stock options to purchase up to 875,000 shares of Common Stock. All such options are granted at fair market value or above and expire on the tenth anniversary from the date of grant. Options shall become exercisable 60% after three years, 20% after four years and 20% after five years. As of December 31, 1999, options to purchase 429,500 shares are outstanding under the Incentive Plan.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

     The Non-Employee Directors' Stock Option Plan (the "Non-Employee Director Plan"), approved by the Company's Board of Directors and shareholders, provides for the grant of nonqualified stock options to purchase up to 7,200 shares of Common Stock in any three-year period to members of the Board of Directors who are not employees of the Company. A total of 200,000 shares may be issued pursuant to this plan. Non-employee directors receiving such options will become vested in options for the purchase of 800 shares of Common Stock after the adjournment of each annual meeting of shareholders of the Company, to the extent he or she has been granted options that have not yet vested, and provided that he or she is then a non-employee director of the Company. In addition, each non-employee director shall become vested in options for the purchase of 400 shares of Common Stock upon the adjournment of each regularly scheduled quarterly meeting of the Board of Directors (other than following the annual meeting of shareholders), to the extent he or she has been granted options that have not yet vested, and provided that he or she is then a non-employee director of the Company. All options granted will have an exercise price equal to the fair market value of the Common Stock as of the date of grant, will become exercisable upon vesting, and will expire on the sixth anniversary of the date of grant. As of December 31, 1999, options to purchase 24,000 shares are outstanding under the Non-Employee Directors' Plan.

NON-QUALIFIED STOCK OPTION PLAN

     The Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), approved by the Company's Board of Directors and shareholders, provides for the grant of non-qualified stock options to purchase up to 125,000 shares of Common Stock. Immediately following completion of the initial public offering, options to purchase 125,000 shares of Common Stock at the initial public offering price ($11.00) were granted to certain executive officers of BIG. All of such options expire on the tenth anniversary from the date of grant. Options shall become exercisable 60% after three years, 20% after four years and 20% after five years. As of December 31, 1999, options to purchase 100,000 shares were outstanding under the Non-Qualified Plan.

     Under this plan, the Company will recognize aggregate compensation expense of approximately $600,000 of which $137,000 was recognized during the year ended December 31, 1999 and is included in selling, general and administrative expenses in the accompanying consolidated statement of income. The balance will be recognized ratably over the remainder of the vesting period.

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

     The following table summarizes option activity from December 31, 1998 through December 31, 1999:

                                                       OPTIONS     NUMBER OF       WEIGHTED
                                                      AVAILABLE     OPTIONS        AVERAGE
                                                      FOR GRANT   OUTSTANDING   EXERCISE PRICE
                                                      ---------   -----------   --------------
Balance at December 31, 1998........................         --          --         $   --
  Options authorized................................  1,200,000          --             --
  Options granted...................................   (794,500)    794,500          10.76
  Options cancelled.................................    241,000    (241,000)         11.00
  Options exercised.................................         --          --             --
                                                      ---------    --------         ------
Balance at December 31, 1999........................    646,500     553,500         $10.64
                                                      =========    ========         ======

     The range of exercise prices, shares, weighted average contractual life and exercise price for the options outstanding as of December 31, 1999 are presented below:

   RANGE OF       NUMBER OF   WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
EXERCISE PRICES    SHARES     CONTRACTUAL LIFE    EXERCISE PRICE
---------------   ---------   ----------------   ----------------
$7.69 -- 11.00     553,500       6.20 years           $10.64

     As of December 31, 1999, there were 18,000 options that were exercisable at a weighted average exercise price of $11.00.

     The per-share weighted-average fair value of stock options granted during 1999 was $6.37 using the Black-Scholes option-pricing model with the following weighted-average assumptions: Expected dividend yield of 0%, risk-free interest rate of 5.75%, expected volatility of 65% and an expected life of 5 years.

PRO FORMA RESULTS

     The Company applies APB Opinion No. 25 in accounting for its Incentive Plan and Non-Employee Director Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the company determined compensation cost based on SFAS No. 123, the Company's net income would have been as follows:

                                                                      1999
                                                              ---------------------
                                                                 NET        DILUTED
                                                                INCOME        EPS
                                                              ----------    -------
As reported.................................................  $3,195,060     $ .26
Statement 123 compensation (net of tax).....................    (617,500)     (.05)
Pro forma disclosure........................................  $2,577,560     $ .21

     The disclosure presented above represents only the estimated fair value of stock options granted in 1999 and is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of all options currently outstanding.

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

NOTE 10.  INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1997          1998          1999
                                                 ----------    ----------    ----------
Current:
  Federal......................................  $1,686,500    $2,090,400    $1,955,660
  State........................................     294,700       450,000       481,900
                                                 ----------    ----------    ----------
                                                  1,981,200     2,540,400     2,437,560
                                                 ----------    ----------    ----------
Deferred:
  Federal......................................     112,400       435,400        77,000
  State........................................      18,600        66,600        19,000
                                                 ----------    ----------    ----------
                                                    131,000       502,000        96,000
                                                 ----------    ----------    ----------
                                                 $2,112,200    $3,042,400    $2,533,560
                                                 ==========    ==========    ==========

     Reconciliation of the federal statutory income tax rate of 34% to the effective income tax rate is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1997          1998          1999
                                                 ----------    ----------    ----------
Federal income taxes, at statutory rates.......  $1,877,400    $2,344,400    $1,947,700
State taxes, net of federal benefit............     200,400       323,500       292,200
Equity in earnings of Geotrac, Inc.............     (68,300)           --            --
Minority interest..............................          --       160,800            --
Dividends declared on Preferred Stock of
  Subsidiary...................................      78,000        64,400            --
Non-deductible goodwill........................      24,400        85,500       175,000
Non-deductible meals and entertainment.........          --        12,700        58,900
Other, net.....................................         300        51,100        59,760
                                                 ----------    ----------    ----------
                                                 $2,112,200    $3,042,400    $2,533,560
                                                 ==========    ==========    ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1999
                                                              --------   ----------
Deferred tax assets:
  Vacation pay..............................................  $207,700   $  279,800
  Deferred recognition of life-of-loan premium..............   735,200      628,100
  Deferred revenue..........................................    65,000           --
  Depreciation and fixed asset bases differences............        --      181,100
  Other.....................................................     1,100       26,300
Deferred tax liability:
  Goodwill and customer list bases differences..............   (30,600)     (52,300)
  Depreciation and fixed asset bases differences............   (11,400)          --
                                                              --------   ----------
          Net deferred tax asset............................  $967,000   $1,063,000
                                                              ========   ==========

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

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

OPERATING LEASES

     The Company leases property and equipment under operating leases expiring in various years through 2005. Future minimum rental payments under non-cancelable operating leases, exclusive of related party leases discussed in
Note 12, having initial or remaining terms in excess of one year as of December 31, 1999 are as follows:

YEAR ENDED DECEMBER 31,                                         AMOUNT
-----------------------                                       ----------
2000........................................................  $1,889,000
2001........................................................   1,462,000
2002........................................................   1,075,000
2003........................................................     840,000
2004........................................................     672,000
Thereafter..................................................      44,000
                                                              ----------
          Total future minimum rental payments..............  $5,982,000
                                                              ==========

     Total rental expense, excluding amounts paid to BIG under the affiliated lease agreements, totaled $109,000, $470,000 and $1,025,000 for the years ended 1997, 1998 and 1999, respectively.

LEGAL PROCEEDINGS

     Bankers Insurance Company ("BIC"), a subsidiary of BIG, the Company's principal shareholder and customer, and Bankers Life Insurance Company ("BLIC") and Bankers Security Insurance Company ("BSIC"), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charges BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notifies BIC, BLIC and BSIC that the Insurance Commissioner intends to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida.

     BIC, BLIC and BSIC have informed the Company that they intend to vigorously defend against such action, but no assurances can be given as to the outcome thereof. In the event the DOI were to enter an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida, or impose other significant penalties on any of them, it would materially adversely affect the business and/or operations of BIG and, in turn, could result in the loss of or material decrease in the Company's business from BIG, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     On November 19, 1999, the United States, on behalf of FEMA, filed a civil action against BIC in the U.S. District Court for the District of Maryland stemming from FEMA's investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program ("NFIP"). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act as well as various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million, as well as treble, punitive and consequential damages, costs and interest. BIC has informed the Company that it intends to vigorously defend against the action, but no assurances can be given as to the outcome thereof. However, BIG and its legal counsel have advised the Company that an adverse judgment in this action would not have a material adverse affect on the business and/or operations of BIC, although no assurances can be given in this regard.

     FEMA's investigation of certain claims processing practices of BIC in connection with its participation in the NFIP is continuing, and BIC has produced documentation in connection therewith. If the parties are unable to reach agreement in these matters, the United States could amend its complaint against BIC to add additional claims under the False Claims Act and/or various common law and equitable theories relating to such matters. In the event such continuing investigation or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss of or material decrease in the Company's business from BIC, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     During 1999, BIG, together with certain of its affiliates, including the Company, was subject to a wage and hour audit conducted by the Department of Labor ("DOL"). The Company has responded to the DOL's inquiries relating to the classification of its employees for the purpose of determining overtime compensation. The Company and BIG are in the process of jointly negotiating with representatives of the DOL in an effort to fairly determine the proper classification of certain employees and the amount of the past wages owed. Although management cannot currently determine the amount of past wages to be assessed to the Company, they do not believe it will have a material adverse effect on business, financial condition and results of operations of the Company, although no assurances can be given in this regard.

     The Company is involved in various legal actions arising in the ordinary course of business. Management cannot predict the outcome of these matters. It is management's belief, after discussion with legal counsel, that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

COMMON STOCK AWARDS

     Prior to the Company's acquisition of Geotrac, Inc., Geotrac's president had a non-binding commitment to grant to certain former and current employees options to purchase shares of Geotrac, Inc. common stock held by the president and his wife, for prior employee services rendered. During May 1998, the president and his wife contributed 46.45 shares of their Common Stock to these individuals which is recorded as deferred compensation (non-recurring item) totaling $728,069 in the accompanying December 31, 1998 consolidated statement of income. The valuation of the Common Stock used to compute the deferred compensation expense was determined by dividing the purchase price of $7,994,250 for the 51% interest in Geotrac by 510 shares, the remaining shares purchased.

EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements with certain members of its executive management team. The agreements provide for employment terms of three years and shall continue indefinitely until terminated by either party pursuant to the terms of the agreements. In the event an employment agreement is terminated by the Company without cause, the employee shall be entitled to earned, but unpaid benefits as well as a "Severance Payment" equal to the employee's then current annual base salary, subject to adjustment as defined. The agreements contain non-compete provisions, which prevent a terminated employee from soliciting customers, prospective customers or employees of the Company.

     In connection with the acquisition of Geotrac, Inc., the Company entered into an employment agreement with the president and chief executive officer of Geotrac, Inc. ("Geotrac's President"). This agreement provides for an initial term of four years and shall continue in effect thereafter until terminated by either party upon 90 days prior written notice. The agreement provides for an initial annual base salary of $150,000 subject to annual review by Geotrac, Inc.'s Board of Directors. In the event of Geotrac's President's death or disability, Geotrac, Inc.'s obligations under the agreement will automatically terminate, except that Geotrac's President shall be entitled to severance equal to his then current annual base salary. The agreement further provides that, in the event of termination by Geotrac, Inc. without cause (as defined therein) or by Geotrac's President for good reason (as defined therein), or in the event the agreement is not renewed for any reason other than death, disability or for cause, then Geotrac, Inc. shall pay Geotrac's President at the rate of his annual base salary then in effect for the longer of (i) the remainder of the term of the agreement and (ii) one year after such termination date, subject to a credit of up to 75% of the base salary paid to Geotrac's President by his new employer, if any. The agreement contains certain non-compete provisions which prevent Geotrac's President from engaging in the flood zone compliance business within a specified area and soliciting or employing any Geotrac, Inc. employees.

NOTE 12.  RELATED PARTY TRANSACTIONS

SERVICE AND ADMINISTRATIVE AGREEMENTS

     During 1997, the Company provided information technology services to affiliated entities based generally on actual cost incurred (including selling, general and administrative expenses), which amounted to $3,236,255 of the outsourcing revenues for 1997. For the years ending December 31, 1998 and 1999, these charges are included in the fee structure related to the affiliated service agreement discussed below.

     In 1997, the Company charged a monthly fee for its policy and claims administration services based on certain factors under the terms of the 1997 service agreements with BIG and other affiliated companies. For policy and claims administration, the Company charged a fee based on a percentage of direct written premiums and a percentage of direct paid losses for certain lines of business, as defined, respectively. The fee ranged from 8.5% to 9% for services rendered in connection with policy administration and .5% to 15% for claims administration related to these policies. Also, in 1997 the Company processed claims for BIG and its

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES other affiliates related to those lines of business not covered under the servicing agreement and provided other miscellaneous services on a cost reimbursement basis. Amounts charged related to this claims processing and other miscellaneous services amounted to $9,518,525 for 1997.

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

     Effective April 1, 1999, the Company further amended its existing service agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business, provided that certain key tasks are performed timely. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $41.5 million for the year ended December 31, 1999 would have been $39.7 million in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999. Additionally, for the year ended December 31, 1999, the Company did not recognize approximately $500,000 of additional affiliated service fees under the minimum service fee agreement as the Company did not meet certain specified milestones on a timely basis. Such minimums were established to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that have not grown as rapidly as originally forecasted.

     In April, 1999, the Company also entered into a Technical Support Services Agreement with BIG pursuant to which the Company provides BIG with certain technical support services, computer programming and systems analysis services. Under this agreement, such services are charged to BIG on a time and materials basis. Revenue provided under this agreement totaled approximately $1.3 million during the year ended December 31, 1999, which is included in affiliated outsourcing services revenue in the accompanying consolidated statements of operations.

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

     The Company has historically been charged a monthly management fee under an administrative services agreement with BIG for common costs that are incurred by its Parent and allocated to its affiliated companies. These common costs include human resources, legal, corporate planning and communications, cash management, certain executive management and rent. The basis of allocation for the management services is employee head counts and estimates of time incurred, which management believes to be a reasonable basis of allocation. Total management fees in 1997 were $2,343,866. During 1998, the Company was charged for these services, exclusive of rent, generally based on agreed-upon amounts (quarterly fee of $396,250 and an annual fee of $120,000 for routine legal services) totaling $2,250,490. During 1999, the administration services agreement was amended to eliminate certain accounting and internal audit service functions (which functions are currently performed by the Company directly) and to reduce the quarterly fee payable by the Company to BIG to $258,750, subject to renegotiation by either party. The agreement, which expired on December 31, 1999, is in the process of being renegotiated under similar terms and conditions.

     Prior to December 31, 1997, the Company was also charged for rental expenses through the management services allocated from its Parent as discussed above. Subsequent to this time, the Company entered into specific lease agreements for its office space. The lease agreements, which expired on December 31, 1999, are in the process of being renegotiated. Rent expense of $961,569, $1,009,222 and $1,009,222 for the years ended December 31, 1997, 1998 and 1999, respectively, is included in "Management services from Parent" in the accompanying consolidated statements of income.

     The Company leases certain employees, from time to time, that have been trained in customer service and other areas of property and casualty insurance, from its affiliated companies. The Company has agreed to pay all direct and indirect expenses in connection with these employees. These charges are included in cost of outsourcing services and selling, general and administrative expenses and amounted to $6,635,249, $6,124,060, and $7,538,871 for years ended December 31, 1997, 1998 and 1999, respectively.

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

     Flood zone determination services performed for affiliated companies amounted to $1,028,359, $1,279,689 and $620,320 for 1997, 1998 and 1999,
respectively.

OTHER RELATED PARTY TRANSACTIONS

     On July 31, 1998, the Parent sold 2,050,000 shares of the issued and outstanding Common Stock it held in the Company to Venture Capital Corporation ("VCC"), a Cayman Islands corporation. VCC acquired its interest in the Company directly from the Company's Parent. VCC is wholly-owned by a discretionary charitable trust. The sole trustee of this trust is a Cayman Islands bank unaffiliated with BIG, the Company or their respective officers or directors. BIG is indirectly owned by a separate Cayman Islands corporation which is owned by a separate discretionary charitable trust. The sole trustee of this trust is a Cayman Islands corporation unaffiliated with BIG, the Company or their respective officers or directors. The declaration of each trust provides that the same not-for-profit Cayman Islands corporation possesses the discretionary power to (i) direct the trustee to appoint the trust fund to another trust for the benefit of one or more of the beneficiaries of the trust and (ii) remove the trustee and appoint one or more new trustees outside the Cayman Islands. The Board of Directors of this entity includes certain executive officers of BIG and the Company. VCC sold a portion of its interest in the Company in the initial public offering, and a subsidiary of VCC lent approximately $12.0 million to BIG in exchange for a subordinated note. A portion of the funds received by BIG were used to satisfy the "Due from affiliates" and the "Note receivable -- affiliate" recorded by the Company. Additionally, the Company used a portion of the offering proceeds to repay the "Due to affiliates", income taxes payable to Parent and "Note payable -- affiliate" balances.

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

     The Company's Chairman of the Board also serves as Vice Chairman of the Board of Directors of BIG, and two other directors of the Company serve as executive officers and/or directors of BIG. As the interests of the Company and BIG may differ, these individuals may face certain conflicts of interests.

     This note should also be read in conjunction with the other notes to the financial statements for additional related party transactions.

NOTE 13.  EMPLOYEE BENEFIT PLANS

     The Company's employees participate in its Parent company's 401(k) plan which covers substantially all employees. To participate in the plan, employees must be at least 18 years old and have completed 90 days of service. The Company makes matching contributions of up to 5% of each participant's deferral. The Company's expense related to this plan was approximately $466,096, $647,072, and $821,217 in 1997, 1998 and 1999, respectively.

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

NOTE 14.  SEGMENT INFORMATION

     The Company primarily operates in two business segments within the United States; providing policy and claims administration services and flood zone determinations. No unaffiliated customer accounted for more than 10% of the Company's total revenues for the periods presented. The following table provides information about these reportable segments as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information":

                                                                   INTERCOMPANY
                                    OUTSOURCING     FLOOD ZONE     ELIMINATIONS   CONSOLIDATED
                                     SERVICES     DETERMINATIONS    AND OTHER        TOTALS
                                    -----------   --------------   ------------   ------------
1997
Operating
  revenues -- affiliated..........  $30,374,066    $ 1,028,359     $ (1,259,465)  $30,142,960
Operating
  revenues -- unaffiliated........      599,443      7,763,576               --     8,363,019
Operating income..................    3,290,830      2,408,676               --     5,699,506
Interest expense..................       69,781        308,879               --       378,660
Depreciation and amortization.....      404,830        278,842               --       683,672
Identifiable assets...............    8,178,483     11,353,222               --    19,531,705
Equity in earnings of Geotrac,
  Inc.............................           --        201,009               --       201,009
1998
Operating
  revenues -- affiliated..........  $37,596,598    $ 1,279,689     $ (1,527,654)  $37,348,633
Operating
  revenues -- unaffiliated........    1,989,306     24,454,558               --    26,443,864
Operating income..................    1,867,742      7,238,810               --     9,106,552
Interest expense..................    1,078,759      1,115,594               --     2,194,353
Depreciation and amortization.....    2,236,940      2,074,071               --     4,311,011
Identifiable assets...............   18,664,056     28,443,025       (7,205,226)   39,901,855
Minority interest.................           --       (472,803)              --      (472,803)
1999
Operating
  revenues -- affiliated..........  $42,142,568    $   620,320     $   (677,070)  $42,085,818
Operating
  revenues -- unaffiliated........   10,702,732     18,540,543               --    29,243,275
Operating income..................    1,870,427      4,317,896               --     6,188,323
Interest expense..................      255,393        669,530         (115,540)      809,383
Depreciation and amortization.....    3,229,839      2,268,168               --     5,498,007
Identifiable assets...............   28,723,070     26,089,991      (15,322,154)   39,490,907

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

NOTE 15.  STATEMENTS OF CASH FLOWS

                                                           YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                        1997        1998         1999
                                                      --------   ----------   ----------
Cash paid for:
  Interest..........................................  $149,345   $1,614,807   $1,141,161
  Income taxes......................................   214,743    7,381,907    1,470,000

     During 1998, the Company acquired fixed assets by issuing various debt obligations (including capital leases) totaling $4,265,639.

     During 1998, the Company repurchased the Preferred Stock of a subsidiary by issuing a note in the amount of $6,750,000.

     During 1998, the Company acquired the remaining 51% interest in Geotrac, Inc. and in 1999, acquired Colonial Catastrophe. In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              -----------   ----------
Common Stock................................................  $ 5,766,181   $1,700,000
Common Stock payable........................................           --      300,000
Promissory note.............................................    1,500,000      500,000
Short-term obligation.......................................      728,069      500,000
                                                              -----------   ----------
                                                              $ 7,994,250   $3,000,000
                                                              ===========   ==========
Fair value of assets acquired...............................  $10,990,152   $1,846,555
Liabilities assumed.........................................   10,650,887    1,478,306
                                                              -----------   ----------
Net assets..................................................      339,265      368,249
Goodwill....................................................   14,933,247    2,631,751
                                                              -----------   ----------
                                                              $15,272,512   $3,000,000
                                                              ===========   ==========

NOTE 16. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Following is a summary of the quarterly results of operations for the quarterly periods in 1997, 1998 and 1999:

                                                          QUARTER ENDED
                                      ------------------------------------------------------
                                       MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                      -----------   -----------   ------------   -----------
1997
Total revenues......................  $ 8,803,550   $ 9,813,294   $10,142,111    $ 9,747,024
Operating income....................    1,381,397     1,416,770     1,629,721      1,271,618
Net income..........................      833,031       852,687       841,836        882,101
Net income per common share.........         0.08          0.09          0.08           0.09
1998
Total revenues......................  $15,518,805   $15,725,571   $16,128,175    $16,419,946
Operating income....................    3,028,012     1,938,285     2,147,585      1,992,670
Net income..........................    1,108,368       848,288       950,763        945,572
Net income per common share.........         0.11          0.08          0.09           0.09
1999
Total revenues......................  $18,105,319   $18,478,008   $15,646,548    $19,099,218
Operating income....................    2,471,611     3,134,248       (20,116)       602,580
Net income..........................    1,318,543     1,848,448      (228,071)       256,140
Net income per common share.........         0.11          0.15         (0.02)          0.02

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

     The consecutive growth in total revenues during 1998 and 1999 is primarily due to the acquisitions of Geotrac during 1998 and Colonial Catastrophe during 1999 and the corresponding incremental revenues, operating income and net income contributed by those acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INSURANCE MANAGEMENT SOLUTIONS GROUP,
                                          INC.

                                          By:      /s/ DAVID K. MEEHAN
                                            ------------------------------------
                                                      David K. Meehan
                                                   Chairman of the Board
March 30, 2000
                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David K. Meehan, David M. Howard and Christopher
P. Breakiron, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                 /s/ DAVID K. MEEHAN                   Chairman of the Board and Director
-----------------------------------------------------
                   David K. Meehan

                 /s/ DAVID M. HOWARD                   President, Chief Executive Officer and
-----------------------------------------------------    Director (Principal Executive Officer)
                   David M. Howard

                 /s/ ROBERT G. MENKE                   Director
-----------------------------------------------------
                   Robert G. Menke

                /s/ WILLIAM D. HUSSEY                  Director
-----------------------------------------------------
                  William D. Hussey

                 /s/ DANIEL J. WHITE                   Director
-----------------------------------------------------
                   Daniel J. White

            /s/ CHRISTOPHER P. BREAKIRON               Vice President, Chief Financial Officer,
-----------------------------------------------------    Treasurer and Secretary (Principal Financial
              Christopher P. Breakiron                   and Accounting Officer)

                 /s/ ROBERT M. MENKE                   Director
-----------------------------------------------------
                   Robert M. Menke

               /s/ JOHN A. GRANT, JR.                  Director
-----------------------------------------------------
                 John A. Grant, Jr.

                 /s/ E. RAY SOLOMON                    Director
-----------------------------------------------------
                   E. Ray Solomon

              /s/ ALEJANDRO M. SANCHEZ                 Director
-----------------------------------------------------
                Alejandro M. Sanchez