Form 10-Q
period 2000-03-31
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2000-05-15
CIK 1063167

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        COMMISSION FILE NUMBER: 000-25273

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                   59-3422536
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

360 CENTRAL AVENUE, ST. PETERSBURG, FLORIDA                    33701
-------------------------------------------                 ----------
 (Address of Principal Executive Offices)                   (Zip Code)

                                 (727) 803-2040
               --------------------------------------------------
               Registrant's telephone number, including area code

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

Class: Common Stock, $.01 par value      Outstanding at May 12, 2000: 12,800,261

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                                                                                        Page Number
                                                                                        -----------
PART I. FINANCIAL INFORMATION
        Item 1.    Financial Statements...................................................... 1

                   Consolidated Balance Sheets as of December 31, 1999
                   and March 31, 2000........................................................ 1

                   Consolidated Statements of Operations for the three months ended March 31, 1999 and 2000............................................. 2

                   Consolidated Statement of Shareholders' Equity for the
                   year ended December 31, 1999 and the three months ended
                   March 31, 2000............................................................ 3

                   Consolidated Statements of Cash Flows for the three
                   months ended March 31, 1999 and 2000...................................... 4

                   Notes to Consolidated Financial Statements................................ 5

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................................... 8

        Item 3.    Quantitative and Qualitative Disclosures about Market Risk................ 10

PART II. OTHER INFORMATION

        Item 1.    Legal Proceedings......................................................... 10

        Item 2.    Changes in Securities and Use of Proceeds................................. 10

        Item 6.    Exhibits and Reports on Form 8-K.......................................... 11

      The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends; (xi) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xii) the impact of general economic conditions and interest rate fluctuations on the demand for the Company's services, including flood zone determination services; (xiii) the outcome of certain litigation and administrative proceedings involving the Company's principal customer; (xiv) uncertainties regarding the market acceptance of the Company's new services;(xv) difficulties in establishing positive name recognition in the market place; and
(xvi) difficulties in achieving expected expense reductions as a result of management initiatives . Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in
Item 2 of this report and the risks discussed under the caption "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities Exchange Commission on March 30, 2000. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K and 10-K and Annual Reports to Shareholders.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    INSURANCE MANAGEMENT SOLUTIONS GROUP, INC
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31,      MARCH 31,
                                                                         1999             2000
                                                                     ------------     -----------
                             ASSETS                                                   (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents ..................................      $ 4,702,861      $ 4,346,617
   Accounts receivable, net ...................................        3,621,714        3,618,579
   Due from affiliates ........................................        2,920,543        3,094,530
   Prepaid expenses and other assets ..........................        1,572,976        1,381,682
                                                                     -----------      -----------
        Total current assets ..................................       12,818,094       12,441,408
PROPERTY AND EQUIPMENT, net ...................................        7,225,494        7,440,976
OTHER ASSETS
   Goodwill, net ..............................................       16,257,663       16,031,248
   Customer contracts, net ....................................        1,116,667        1,066,667
   Deferred tax assets ........................................        1,063,366        1,055,666
   Capitalized software costs, net ............................          976,225        1,173,498
   Other ......................................................           33,398           45,233
                                                                     -----------      -----------
         Total assets .........................................      $39,490,907      $39,254,696
                                                                     ===========      ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt ..........................      $   481,637      $   422,904
   Accounts payable, trade ....................................          990,495        1,209,791
   Due to affiliates ..........................................           12,833          117,116
   Employee related accrued expenses ..........................        2,294,858        2,569,057
   Other accrued expenses .....................................        1,293,060          841,519
   Income taxes payable .......................................          413,241           44,354
   Deferred revenue ...........................................          214,891          161,168
                                                                     -----------      -----------
         Total current liabilities ............................        5,701,015        5,365,909
LONG-TERM DEBT, less current portion ..........................          219,857          255,438
DEFERRED REVENUE ..............................................          684,915          668,729
SHAREHOLDERS' EQUITY
   Preferred Stock, $.01 par value; 20,000,000 shares
     authorized, no shares issued and outstanding .............               --               --
   Common Stock, $.01 par value; 100,000,000 shares authorized,
     12,678,743 and 12,800,261 shares issued and outstanding at
     December 31, 1999 and March 31, 2000, respectively .......          126,787          128,002
   Additional paid-in capital .................................       26,810,282       27,109,067
   Retained earnings ..........................................        5,948,051        5,727,551
                                                                     -----------      -----------
         Total shareholders' equity ...........................       32,885,120       32,964,620
                                                                     -----------      -----------
         Total liabilities and shareholders' equity ...........      $39,490,907      $39,254,696
                                                                     ===========      ===========




  The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                  -------------------------------
                                                                       1999               2000
                                                                  ------------       ------------
                                                                            (UNAUDITED)
REVENUES
   Outsourcing services - affiliated .......................      $  9,786,114       $  9,205,313
   Outsourcing services ....................................         3,029,495          1,529,314
   Flood zone determination services .......................         5,207,927          3,722,929
   Flood zone determination services - affiliated ..........            81,783            230,003
                                                                  ------------       ------------
         Total revenues ....................................        18,105,319         14,687,559
                                                                  ------------       ------------
EXPENSES
   Cost of outsourcing services ............................         8,969,340          8,677,506
   Cost of flood zone determination services ...............         2,213,434          1,858,529
   Selling, general and administrative .....................         2,512,118          2,650,446
   Management services from Parent .........................           605,560            503,537
   Depreciation and amortization ...........................         1,333,256          1,307,570
                                                                  ------------       ------------
         Total expenses ....................................        15,633,708         14,997,588
                                                                  ------------       ------------
OPERATING INCOME (LOSS) ....................................         2,471,611           (310,029)
                                                                  ------------       ------------
OTHER INCOME (EXPENSE):
   Interest income .........................................           121,030             67,050
   Interest expense ........................................          (340,098)           (17,421)
                                                                  ------------       ------------
         Total other income (expense) ......................          (219,068)            49,629
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES ..         2,252,543           (260,400)
PROVISION (BENEFIT) FOR INCOME TAXES .......................           934,000            (39,900)
                                                                  ------------       ------------
NET INCOME (LOSS) ..........................................      $  1,318,543       $   (220,500)
                                                                  ============       ============
NET INCOME (LOSS) PER COMMON SHARE .........................      $       0.11       $      (0.02)
                                                                  ============       ============
Weighted average common shares outstanding .................        11,743,693         12,774,889
                                                                  ============       ============




  The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                         ADDITIONAL
                                                        COMMON             PAID-IN          RETAINED
                                                         STOCK             CAPITAL          EARNINGS             TOTAL
                                                      ------------      ------------      ------------       ------------
Balance at January 1, 1999 .....................      $    105,242      $  5,830,930      $  2,752,991       $  8,689,163
    Issuance of Common Stock as partial
      consideration for the acquisition of
      Colonial Claims ..........................             1,545         1,698,455                --          1,700,000
    Initial public offering of Common Stock,
     net of offering costs .....................            20,000        19,143,897                --         19,163,897
    Issuance of stock options to
     non-employees .............................                --           137,000                --            137,000
    Net income .................................                --                --         3,195,060          3,195,060
                                                      ------------      ------------      ------------       ------------
Balance at December 31, 1999 ...................           126,787        26,810,282         5,948,051         32,885,120
    Payment of earn-out in connection
     with the acquisition of Colonial
     Claims (unaudited) ........................             1,215           298,785                --            300,000
    Net loss (unaudited) .......................                --                --          (220,500)          (220,500)
                                                      ------------      ------------      ------------       ------------
Balance at March 31, 2000 (unaudited) ..........      $    128,002      $ 27,109,067      $  5,727,551       $ 32,964,620
                                                      ============      ============      ============       ============




   The accompanying notes are an integral part of this consolidated statement.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                     -------------------------------
                                                                         1999               2000
                                                                     ------------       ------------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................      $  1,318,543       $   (220,500)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization ............................         1,333,256          1,307,570
     Loss on disposal of property and equipment ...............             4,777             57,439
     Deferred income taxes, net ...............................           556,911              7,700
     Changes in assets and liabilities:
       Accounts receivable ....................................           214,251              3,135
       Income taxes recoverable ...............................           195,089                 --
       Prepaid expenses and other current assets ..............          (241,203)           189,095
       Other assets ...........................................           277,716           (301,031)
       Accounts payable, trade ................................           178,621            219,296
       Employee related accrued expenses ......................           226,025            274,199
       Other accrued expenses .................................          (534,718)          (151,541)
       Income taxes payable ...................................                --           (368,887)
       Deferred revenue .......................................            68,840            (69,909)
                                                                     ------------       ------------
         Net cash provided by operating activities ............         3,598,108            946,566
                                                                     ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Colonial Claims, net of cash acquired .......             1,092                 --
   Repayment of acquisition debt ..............................          (500,000)                --
   Payment of dividend to prior Colonial Claims shareholders ..          (670,000)                --
   Purchases of property and equipment ........................          (829,858)        (1,209,954)
                                                                     ------------       ------------
         Net cash used in investing activities ................        (1,998,766)        (1,209,954)
                                                                     ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds received from initial public offering .........        19,204,493                 --
   Net borrowings under line of credit ........................                --            114,561
   Repayment of debt ..........................................        (2,754,972)          (137,713)
   Repayment of affiliated notes and interest payable .........       (14,708,420)                --
   Collection of affiliated note and interest receivable ......         5,271,406                 --
   Net repayments to affiliates ...............................        (2,686,649)           (69,704)
                                                                     ------------       ------------
         Net cash provided by (used in) financing activities ..         4,325,858            (92,856)
                                                                     ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .................................................         5,925,200           (356,244)
CASH AND CASH EQUIVALENTS, beginning of period ................         1,868,867          4,702,861
                                                                     ------------       ------------
CASH AND CASH EQUIVALENTS, end of period ......................      $  7,794,067       $  4,346,617
                                                                     ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  ACTIVITIES:
  Cash paid for interest ......................................      $    763,726       $     17,421
                                                                     ============       ============
  Cash paid for income taxes ..................................      $         --       $    325,000
                                                                     ============       ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:

     Purchase of net assets of Colonial Claims:
         Total consideration consists of:
              Common Stock.....................................      $  1,700,000
              Common Stock payable                                        300,000
              Cash.............................................           500,000
              Short term obligation............................           500,000
                                                                     ------------
                                                                     $  3,000,000
                                                                     ============

              Fair value of assets acquired....................      $  1,846,555
              Liabilities assumed..............................         1,478,306
                                                                     ------------
              Net assets.......................................           368,249
              Goodwill.........................................         2,631,751
                                                                     ------------
                                                                     $  3,000,000
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

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

         The accompanying consolidated financial statements of Insurance Management Solutions Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 31, 2000. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that should be expected for a full fiscal year.

    Net Income (Loss) Per Common Share

         Net income (loss) per common share, which represents both basic and diluted earnings per share ("EPS"), is computed by dividing net income (loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                       1999            2000
                                                                   ------------    ------------
Numerator:
   Net income (loss)..........................................      $ 1,318,543    $  (220,500)
                                                                    ===========    ===========
Denominator:
   Weighted average number of Common Shares
      used in basic EPS.......................................       11,743,693     12,774,889
   Diluted stock options......................................               --             --
                                                                    -----------    -----------
   Weighted average number of Common Shares
      and diluted potential Common Shares used in
      diluted EPS.............................................       11,743,693     12,774,889
                                                                    ===========    ===========

         For the three months ended March 31, 1999 and 2000, options to purchase 671,500 and 852,750 shares, respectively, of Common Stock were outstanding during the periods but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock, and therefore, the effect would be antidilutive.

NOTE 2.  CONTINGENCIES

         Bankers Insurance Company ("BIC"), a subsidiary of Bankers Insurance Group ("BIG"), the Company's principal shareholder and customer, and Bankers Life Insurance Company ("BLIC") and Bankers Security Insurance Company ("BSIC"), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charges BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notifies BIC, BLIC and BSIC that the Insurance Commissioner intends to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 2.  CONTINGENCIES - (CONTINUED)

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

         On November 19, 1999, the United States, on behalf of the Federal Emergency Management Association ("FEMA"), filed a civil action against BIC in the U.S. District Court for the District of Maryland stemming from FEMA's investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program ("NFIP"). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act as well as various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million as well as treble, punitive and consequential damages, costs and interest. BIC has informed the Company that it intends to vigorously defend against the action, but no assurances can be given as to the outcome thereof. However, BIG and its legal counsel have advised the Company that an adverse judgment in this action would not have a material adverse affect on the business and/or operations of BIC, although no assurances can be given in this regard.

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

         During 1999, BIG, together with certain of its affiliates, including the Company, was subject to a wage and hour audit conducted by the Department of Labor ("DOL"). The Company has responded to the DOL's inquiries relating to the classification of its employees for the purpose of determining overtime compensation. The Company and BIG are in the process of jointly negotiating with representatives of the DOL in an effort to fairly determine the proper classification of certain employees and the amount of the past wages owed. Although management cannot currently determine the amount of past wages to be assessed to the Company, management does not believe it will have a material adverse effect on the business, financial condition and results of operations of the Company, although no assurances can be given in this regard.

         The Company is involved in various legal actions arising in the ordinary course of business. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position, results of operations, or liquidity, although no assurances can be given in this regard.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 3.  SEGMENT INFORMATION

         The following table presents summarized financial information for the Company's reportable segments:

                                                                        INTERCOMPANY
                                        OUTSOURCING     FLOOD ZONE      ELIMINATIONS    CONSOLIDATED
                                         SERVICES     DETERMINATIONS      AND OTHER        TOTALS
                                        -----------   --------------    ------------    ------------
  MARCH 31, 1999 - (UNAUDITED)
  Operating revenues - affiliated...    $ 9,882,147    $    81,783      $    (96,033)    $ 9,867,897
  Operating revenues - unaffiliated.      3,029,495      5,207,927                --       8,237,422
  Operating income..................      1,111,299      1,360,312                --       2,471,611
  Identifiable assets...............     24,896,270     28,408,666        (9,681,743)     43,623,193
  Total liabilities.................     11,552,115     16,862,556       (15,703,674)     12,710,994

  MARCH 31, 2000 - (UNAUDITED)
  Operating revenues - affiliated...    $ 9,865,066    $   230,003      $   (659,753)    $ 9,435,316
  Operating revenues - unaffiliated.      1,529,314      3,722,929                --       5,252,243
  Operating income..................       (814,924)       504,895                --        (310,029)
  Identifiable assets...............     29,583,281     25,591,496       (15,920,081)     39,254,696
  Total liabilities.................     15,758,333     11,366,454       (20,834,711)      6,290,076

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected historical operating results of the Company as a percentage of total revenues:


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    -------------------
                                                                     1999          2000
                                                                    -----         -----
     REVENUES
       Outsourcing services.................................         70.8%         73.1%
       Flood zone determination services....................         29.2          26.9
                                                                    -----         -----
           Total revenues...................................        100.0         100.0
                                                                    -----         -----
     EXPENSES
       Cost of outsourcing services.........................         49.5          59.1
       Cost of flood zone determination services............         12.2          12.7
       Selling, general and administrative..................         13.9          18.0
       Management services from Parent......................          3.3           3.4
       Depreciation and amortization........................          7.4           8.9
                                                                    -----         -----
           Total expenses...................................         86.3         102.1
                                                                    -----         -----
     Operating income (loss)................................         13.7          (2.1)
     Interest income........................................          0.7           0.4
     Interest expense.......................................         (1.9)         (0.1)
                                                                    -----         -----
     Income (loss) before provision (benefit) for income taxes       12.5          (1.8)
     Provision (benefit) for income taxes...................          5.2          (0.3)
                                                                    -----         -----
     Net income (loss)......................................          7.3%         (1.5)%
                                                                    =====         =====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

         Outsourcing Services Revenues. Outsourcing services revenues decreased $2.1 million, or 16.2%, to $10.7 million for the three months ended March 31, 2000 from $12.8 million for the corresponding period in 1999. The decrease was primarily attributable to a decrease in the volume of flood and wind damage claims administered by the Company's outsourcing operations during the first quarter of 2000 as compared to the same period in 1999. During the first quarter of 1999, the Company recognized revenues totaling approximately $2.8 million from the administration of property damage claims resulting from Hurricane Georges, which occurred in September 1998. In comparison, the Company recognized revenues of approximately $862,000 during the first quarter of 2000 from the administration of property damage claims resulting from Hurricanes Floyd and Irene, which occurred during the fourth quarter of 1999. Additionally, a decline in the volume of auto and flood premium processed on behalf of the Company's affiliated customers contributed to the decrease in outsourcing services revenues during the first quarter of 2000.

         Flood Zone Determination Services Revenues. Flood zone determination services revenues decreased $1.3 million, or 25.3%, to $4.0 million for the three months ended March 31, 2000 from $5.3 million for the corresponding period in 1999. The decrease was primarily attributable to the termination of the Company's "life-of-loan" insurance policy, effective April 1, 1999, in which, prior to the termination of the policy, the Company was compensated for performing flood zone re-determinations for certain existing customers. Prior to the termination of the life-of-loan policy, the Company paid an insurance premium for every flood zone determination issued which required life-of-loan tracking. In exchange for the premium, the Company received a fixed amount for every flood zone determination that had to be reissued as a result of a change in the underlying flood zone classification of a property. Also contributing to the decrease in flood zone determination services revenues during the first quarter of 2000 as compared to same period in 1999 was a continued decline in mortgage refinancings and loan originations, which have historically driven the demand for flood zone determinations from the Company's existing customers. This decrease was partially offset by flood zone determination services revenues generated from new customers.

         Cost of Outsourcing Services. Cost of outsourcing services decreased $292,000, or 3.3%, to $8.7 million for the three months ended March 31, 2000 from $9.0 million for the corresponding period in 1999. As a percentage of outsourcing services revenues, however, cost of outsourcing services increased to 80.8% for the three months ended March 31, 2000 from 70.0% for the corresponding period in 1999 primarily as a result of a decrease in dollar amount of outsourcing services revenues and an increase in the cost of outsourcing services during three months ended March 31, 2000 from the corresponding period in 1999. The decrease in the dollar amount of cost of outsourcing services was primarily attributable to a decrease in revenue from the Company's claims catastrophe subsidiary, of which approximately 70.0% of each dollar of revenue is paid to its independent adjusters who adjust the claims on the Company's behalf. Partially offsetting the decrease in the dollar amount of expenses from the Company's claims catastrophe subsidiary was an increase in costs from the Company's outsourcing subsidiary as a result of increases in personnel costs due to staff additions and the use of contract programmers to develop and staff new unaffiliated programs as well as an increase in facilities costs due to delays in the buildout and occupancy of the Company's new operating and call center facility.

         Cost of Flood Zone Determination Services. Cost of flood zone determination services decreased $355,000, or 16.0%, to $1.9 million for the three months ended March 31, 2000 from $2.2 million for the corresponding period in 1999. As a percentage of flood zone determination services revenues, however, cost of flood zone determination services increased to 47.0% for the three months ended March 31, 2000 from 41.5% for the corresponding period in 1999 primarily as a result of a decrease in dollar amount of flood zone determination services revenue during the three months ended March 31, 2000 from the corresponding period in 1999. The decrease in the dollar amount of cost of flood zone determination services resulted primarily from a redesign of various production workflows during 1999 that enabled the Company to increase employee productivity and reduce operating expenses, primarily personnel related costs.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased $138,000, or 5.5%, to $2.7 million for the three months ended March 31, 2000 from $2.5 million for the corresponding period in 1999. The increase in selling, general and administrative expenses was primarily attributable to the continued assumption of various administrative services, primarily cash management and legal, that were previously provided to the Company under the management service agreement with its affiliates, as well as severance costs relating to the resignation of an officer during the first quarter of 2000.

         Management Services from Parent. Management services from Parent decreased $102,000, or 16.8%, to $504,000 for the three months ended March 31, 2000 from $606,000 for the corresponding period in 1999. The decrease was primarily related to the continued assumption of certain administrative services, primarily cash management and legal, that were previously provided to the Company under the management service agreement with its affiliates.

         Interest Expense. Interest expense decreased $323,000, or 94.9%, to $17,000 for the three months ended March 31, 2000 from $340,000 for the corresponding period in 1999. The decrease was primarily related to the early repayment of most of the Company's debt obligations from the net proceeds received by the Company from its initial public offering in February, 1999.

         Provision (Benefit) for Income Taxes. The Company's effective income tax (benefit) rates were 41.5% and (15.3)%, for the three months ended March 31, 2000 and 1999, respectively. The effective tax rates reflect non-deductible goodwill recognized in connection with the acquisition of Geotrac in July, 1998 and Colonial Claims in January, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company's principal sources of liquidity consisted of cash on-hand, cash flows from operations and available borrowings under the Company's revolving credit facility.

         In February, 1999, the Company completed an initial public offering of 3,350,000 shares of Common Stock at a price of $11 per share. Of the 3,350,000 shares sold, 1,350,000 were sold by Venture Capital Corporation (the "Selling Shareholders"), a Cayman Islands company. The offering generated net proceeds ("Offering Proceeds") to the Company of approximately $19.2 million after deducting offering expenses paid by the Company of approximately $1.3 million. The Offering Proceeds, together with funds received from BIG from proceeds made available to BIG by a subsidiary of the Selling Shareholder, were used during 1999 to repay all obligations with BIG and its affiliates and to repay most of the Company's third party debt obligations.

         In June, 1999, the Company entered into a revolving line of credit agreement ("LOC") with a financial institution that provides for borrowings of up to two times the rolling four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA"), but in no event more than $12,000,000. The LOC bears interest at a specified percentage over LIBOR (7.68% at March 31, 2000) based on the ratio of funded debt (as defined) to EBITDA. Interest payments are payable monthly and the remaining unpaid principal balance is due in full in July, 2001. The LOC is collateralized by substantially all of the Company's assets and is subject to certain quarterly financial covenants requiring the Company to maintain the following minimum ratios: (i) interest bearing debt to EBITDA of not more than 2.0 to 1.0; (ii) total liabilities to tangible net worth of not more than 1.0 to 1.0; and (iii) fixed charge coverage (as defined) of not less than 2.5 to 1.0. As of March 31, 2000, the outstanding balance and available line of credit under the agreement totaled $114,561 and $11,885,439, respectively.

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

YEAR 2000 COMPLIANCE

         During the first quarter of 2000, the Company continued its remediation program related to a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the Year 2000 and beyond, and the inability of non-information technology systems to function properly when the Year 2000 arrives. As of the date of this report, the Company has not experienced any significant problems related to the Year 2000 Problem. Additionally, the Company has not become aware of any significant Year 2000 issues affecting the Company's major customers or suppliers, nor has it received any material complaints regarding Year 2000 Problems related to its services. The Company does not anticipate any remaining costs to address additional Year 2000 Problems to be significant, although no assurances can be given in this regard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) are not material.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material changes to the disclosure set forth under the caption "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Effective January 7, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Colonial Catastrophe Claims Corporation, a Florida corporation ("Colonial Catastrophe"), in exchange for (i) 154,545 shares of Common Stock, (ii) cash in the amount of $500,000, (iii) a promissory note in the principal amount of $500,000, and (iv) an earn-out payment of $300,000, based upon achieving a target income before taxes of Colonial Claims for the year ended December 31, 1999, which was paid during February, 2000 by issuing 121,518 additional shares of Common Stock. On January 15, 1999, Colonial Catastrophe was merged into the acquiring subsidiary and the name of the acquiring subsidiary was changed to "Colonial Claims Corporation" ("Colonial Claims"). The issuance of shares of the Company's Common Stock pursuant to this acquisition is claimed to be exempt from registration of the Securities Act of 1933, as amended, pursuant to Rule 506 under Regulation D and/or Section 4(2) of such Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  EXHIBIT NO.       DESCRIPTION
                  -----------       -----------

                  27.1              Financial Data Schedule (for SEC use only)

         b)       Reports on Form 8-K

                  The Company filed a Report on Form 8-K on February 3, 2000 reporting certain director and management changes that have occurred since October 14, 1999, including the appointment of David M. Howard as Chief Executive Officer and a director of the Company on January 18, 2000, the appointment of Robert G. Gantley as Chief Operating Officer of the Company on January 18, 2000, the resignation of Jeffrey S. Bragg as Executive Vice President, Chief Operating Officer, and a director of the Company on January 11, 2000, and the resignation of Kathleen
                  M. Batson as Senior Vice President of the Company on October 14, 1999, in order to become President of a wholly-owned subsidiary of the Company. Included as an exhibit to such filing is the Company's press release, dated January 31, 2000, announcing such management changes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000                      INSURANCE MANAGEMENT SOLUTIONS
                                        GROUP, INC.
                                        (Registrant)


                                        By: /s/ DAVID M. HOWARD
                                            ------------------------------------
                                            David M. Howard
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        By: /s/ CHRISTOPHER P. BREAKIRON
                                            ------------------------------------
                                            Christopher P. Breakiron
                                            Chief Financial Officer, Treasurer
                                            and Secretary
                                            (Principal Financial and Accounting
                                            Officer)