Form 10-Q
period 2000-06-30
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2000-08-14
CIK 1063167

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended June 30, 2000


                                       or


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


           Class:                                Outstanding at August 10, 2000:
Common Stock, $.01 par value                              12,800,261

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                        Page Number
                                                                                        -----------
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements...................................................... 1

                   Consolidated Balance Sheets as of December 31, 1999
                   and June 30, 2000......................................................... 1

                   Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and 2000............................... 2

                   Consolidated Statement of Shareholders' Equity for the
                   year ended December 31, 1999 and the six months ended
                   June 30, 2000............................................................. 3

                   Consolidated Statements of Cash Flows for the six months
                   ended June 30, 1999 and 2000.............................................. 4

                   Notes to Consolidated Financial Statements................................ 5

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................................... 9

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk................ 12

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings......................................................... 13

         Item 4.   Submission of Matters to a Vote of Security Holders....................... 13

         Item 6.   Exhibits and Reports on Form 8-K.......................................... 13

      The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends; (xi) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xii) the impact of general economic conditions and interest rate fluctuations on the demand for the Company's services, including flood zone determination services; (xiii) the outcome of certain administrative proceedings involving the Company's principal customer; (xiv) uncertainties regarding the market acceptance of the Company's new services;(xv) difficulties in establishing positive name recognition in the marketplace; (xvi) ability to service new unaffiliated customers, including the development and implementation of e-business initiatives; and (xvii) difficulties in achieving expected expense reductions as a result of management initiatives. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Item 2 of this report and the risks discussed under the caption "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities Exchange Commission on March 30, 2000. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K and 10-K and Annual Reports to Shareholders.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31,       JUNE 30,
                                                                         1999             2000
                                                                     ------------     -----------
                                                                                      (UNAUDITED)
                             ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..................................      $ 4,702,861      $ 4,472,245
   Accounts receivable, net ...................................        3,621,714        3,899,146
   Due from affiliates ........................................        2,920,543        3,533,796
   Prepaid expenses and other assets ..........................        1,572,976        1,183,999
                                                                     -----------      -----------
        Total current assets ..................................       12,818,094       13,089,186
PROPERTY AND EQUIPMENT, net ...................................        7,225,494        7,917,674
OTHER ASSETS
   Goodwill, net ..............................................       16,257,663       15,804,833
   Customer contracts, net ....................................        1,116,667        1,016,667
   Deferred tax assets ........................................        1,063,366        1,147,907
   Capitalized software costs, net ............................          976,225        1,053,119
   Other ......................................................           33,398           45,233
                                                                     -----------      -----------
         Total assets .........................................      $39,490,907      $40,074,619
                                                                     ===========      ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt ..........................      $   481,637      $ 1,044,335
   Accounts payable, trade ....................................          990,495        1,947,228
   Due to affiliates ..........................................           12,833           60,000
   Employee related accrued expenses ..........................        2,294,858        1,917,201
   Other accrued expenses .....................................        1,293,060          948,442
   Income taxes payable .......................................          413,241          182,095
   Deferred revenue ...........................................          214,891          177,446
                                                                     -----------      -----------
         Total current liabilities ............................        5,701,015        6,276,747
LONG-TERM DEBT, less current portion ..........................          219,857           60,809
DEFERRED REVENUE ..............................................          684,915          658,718
SHAREHOLDERS' EQUITY
   Preferred Stock, $.01 par value; 20,000,000 shares
     authorized, no shares issued and outstanding .............               --               --
   Common Stock, $.01 par value; 100,000,000 shares authorized,
     12,678,743 and 12,800,261 shares issued and outstanding at
     December 31, 1999 and June 30, 2000, respectively ........          126,787          128,002
   Additional paid-in capital .................................       26,810,282       27,199,067
   Retained earnings ..........................................        5,948,051        5,751,276
                                                                     -----------      -----------
         Total shareholders' equity ...........................       32,885,120       33,078,345
                                                                     -----------      -----------
         Total liabilities and shareholders' equity ...........      $39,490,907      $40,074,619
                                                                     ===========      ===========

  The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                            -------------------------------       -------------------------------
                                                                1999               2000               1999               2000
                                                            ------------       ------------       ------------       ------------
                                                                       (UNAUDITED)                          (UNAUDITED)
REVENUES
   Outsourcing services - affiliated .................      $ 12,944,426       $  9,775,937       $ 22,730,540       $ 18,981,250
   Outsourcing services ..............................         1,016,699          1,535,680          4,046,194          3,064,994
   Flood zone determination services .................         4,404,611          4,441,124          9,612,538          8,164,053
   Flood zone determination services - affiliated ....           112,272            242,636            194,055            472,639
                                                            ------------       ------------       ------------       ------------
         Total revenues ..............................        18,478,008         15,995,377         36,583,327         30,682,936
                                                            ------------       ------------       ------------       ------------
EXPENSES
   Cost of outsourcing services ......................         8,562,226          9,076,570         17,774,901         17,754,076
   Cost of flood zone determination services .........         2,111,891          2,002,329          4,325,325          3,860,858
   Selling, general and administrative ...............         2,678,155          2,864,820          4,946,938          5,515,266
   Management services from Parent ...................           592,795            475,511          1,198,355            979,048
   Depreciation and amortization .....................         1,398,693          1,445,039          2,731,949          2,752,609
                                                            ------------       ------------       ------------       ------------
         Total expenses ..............................        15,343,760         15,864,269         30,977,468         30,861,857
                                                            ------------       ------------       ------------       ------------
OPERATING INCOME (LOSS) ..............................         3,134,248            131,108          5,605,859           (178,921)
                                                            ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE):
   Interest income ...................................           101,208             63,106            222,238            130,156
   Interest expense ..................................          (140,408)           (24,989)          (480,506)           (42,410)
                                                            ------------       ------------       ------------       ------------
         Total other income (expense) ................           (39,200)            38,117           (258,268)            87,746
INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES ......................................         3,095,048            169,225          5,347,591            (91,175)
PROVISION FOR INCOME TAXES ...........................         1,246,600            145,500          2,180,600            105,600
                                                            ------------       ------------       ------------       ------------
NET INCOME (LOSS) ....................................      $  1,848,448       $     23,725       $  3,166,991       $   (196,775)
                                                            ============       ============       ============       ============
NET INCOME (LOSS) PER COMMON SHARE ...................      $       0.15       $       0.00       $       0.26       $      (0.02)
                                                            ============       ============       ============       ============
Weighted average common shares outstanding ...........        12,678,743         12,800,261         12,213,801         12,787,575
                                                            ============       ============       ============       ============

  The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                 ADDITIONAL
                                                   COMMON         PAID-IN          RETAINED
                                                    STOCK         CAPITAL          EARNINGS            TOTAL
                                                  --------      -----------      -----------       ------------
Balance at January 1, 1999 .................      $105,242      $ 5,830,930      $ 2,752,991       $  8,689,163
    Issuance of Common Stock as partial
      consideration for the acquisition of
      Colonial Claims ......................         1,545        1,698,455               --          1,700,000
    Initial public offering of Common Stock,
     net of offering costs .................        20,000       19,143,897               --         19,163,897
    Issuance of stock options to
     non-employees .........................            --          137,000               --            137,000
    Net income .............................            --               --        3,195,060          3,195,060
                                                  --------      -----------      -----------       ------------
Balance at December 31, 1999 ...............       126,787       26,810,282        5,948,051         32,885,120

    Payment of earn-out in connection
     with the acquisition of Colonial
     Claims (unaudited).....................         1,215          298,785               --            300,000
    Issuance of stock options to
     non-employees (unaudited) .............            --           90,000               --             90,000
    Net loss (unaudited) ...................            --               --         (196,775)          (196,775)
                                                  --------      -----------      -----------       ------------
Balance at June 30, 2000 (unaudited) .......      $128,002      $27,199,067      $ 5,751,276       $ 33,078,345
                                                  ========      ===========      ===========       ============

   The accompanying notes are an integral part of this consolidated statement.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------------
                                                                              1999               2000
                                                                          ------------       -----------
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...............................................      $  3,166,991       $  (196,775)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization .................................         2,731,949         2,752,609
     Loss on disposal of property and equipment ....................            47,485            95,275
     Non-employee stock options ....................................                --            90,000
     Deferred income taxes, net ....................................           377,411           (84,541)
     Changes in assets and liabilities:
       Accounts receivable .........................................           817,826          (277,432)
       Income taxes recoverable ....................................         1,148,902                --
       Prepaid expenses and other current assets ...................          (151,272)          385,059
       Other assets ................................................           101,420          (401,316)
       Accounts payable, trade .....................................           198,742           956,733
       Employee related accrued expenses ...........................           841,233          (377,657)
       Other accrued expenses ......................................          (789,443)          (44,618)
       Income taxes payable ........................................           382,287          (231,146)
       Deferred revenue ............................................           110,248           (63,642)
                                                                          ------------       -----------
         Net cash provided by operating activities .................         8,983,779         2,602,549
                                                                          ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Colonial Claims, net of cash acquired ............             1,092                --
   Repayment of acquisition debt ...................................          (500,000)               --
   Payment of dividend to prior Colonial Claims shareholders .......          (670,000)               --
   Purchases of property and equipment .............................        (1,346,862)       (2,670,729)
                                                                          ------------       -----------
         Net cash used in investing activities .....................        (2,515,770)       (2,670,729)
                                                                          ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds received from initial public offering ..............        19,163,897                --
   Net borrowings under line of credit .............................         6,668,322           680,230
   Repayment of debt ...............................................        (9,526,102)         (276,580)
   Repayment of affiliated notes and interest payable ..............       (14,708,420)               --
   Collection of affiliated note and interest receivable ...........         5,271,406                --
   Net repayments to affiliates ....................................        (4,995,466)         (566,086)
                                                                          ------------       -----------
         Net cash provided by (used in)  financing activities ......         1,873,637          (162,436)
                                                                          ------------       -----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ......................................................         8,341,646          (230,616)
CASH AND CASH EQUIVALENTS, beginning of period .....................         1,868,867         4,702,861
                                                                          ------------       -----------
CASH AND CASH EQUIVALENTS, end of period ...........................      $ 10,210,513       $ 4,472,245
                                                                          ============       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  ACTIVITIES:
  Cash paid for interest ...........................................      $    940,922       $    32,349
                                                                          ============       ===========
  Cash paid for income taxes .......................................      $         --       $   325,000
                                                                          ============       ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:

     Purchase of net assets of Colonial Claims:
         Total consideration consists of:
              Common Stock..........................................      $  1,700,000
              Common Stock payable..................................           300,000
              Cash..................................................           500,000
              Short term obligation.................................           500,000
                                                                          ------------
                                                                          $  3,000,000
                                                                          ============

              Fair value of assets acquired.........................      $  1,846,555
              Liabilities assumed...................................         1,478,306
                                                                          ------------
              Net assets............................................           368,249
              Goodwill..............................................         2,631,751
                                                                          ------------
                                                                          $  3,000,000
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

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

         The accompanying consolidated financial statements of Insurance Management Solutions Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that should be expected for a full fiscal year.

   Net Income (Loss) Per Common Share

         Net income (loss) per common share, which represents both basic and diluted earnings per share ("EPS"), is computed by dividing net income (loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:


                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                              ----------------------------      -----------------------------
                                                                  1999            2000              1999              2000
                                                              -----------      -----------      -----------      ------------
Numerator:
   Net income (loss) ...................................      $ 1,848,448      $    23,725      $ 3,166,991      $   (196,775)
                                                              ===========      ===========      ===========      ============
Denominator:
   Weighted average number of Common Shares
      used in basic EPS ................................       12,678,743       12,800,261       12,213,801        12,787,575
   Diluted stock options ...............................               --               --               --                --
                                                              -----------      -----------      -----------      ------------
   Weighted average number of Common Shares
      and diluted potential Common Shares used
      in diluted EPS ...................................       12,678,743       12,800,261       12,213,801        12,787,575
                                                              ===========      ===========      ===========      ============

         For the six months ended June 30, 1999 and 2000, options to purchase 719,000 and 852,750 shares, respectively, of Common Stock were outstanding during the periods but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock, and therefore, the effect would be antidilutive.

   Reclassifications

         Certain prior year balances have been reclassified in order to conform to the current year's presentation.

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

         On November 19, 1999, the United States, on behalf of the Federal Emergency Management Association ("FEMA"), filed a civil action against BIC in the U.S. District Court for the District of Maryland stemming from FEMA's investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program ("NFIP"). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act. The complaint further alleges various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million as well as treble, punitive and consequential damages, costs and interest. The suit is currently administratively closed pending an appeal on the preliminary issue of whether the controversy is subject to arbitration. BIC has informed the Company that it intends to vigorously defend against the action, but no assurances can be given as to the outcome thereof. However, BIG and its legal counsel have advised the Company that an adverse judgment in this action would not have a material adverse affect on the business and/or operations of BIC, although no assurances can be given in this regard.

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

         During 1999, BIG, together with certain of its affiliates, including the Company, was subject to a wage and hour audit conducted by the Department of Labor ("DOL"). The DOL audit, which was completed in June, 2000, resulted in the Company owing approximately $90,000 for the payment of overtime wages owed to certain employees who were previously misclassified as salaried associates. Such expense is included in "Cost of outsourcing services" in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2000.

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

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 3.  SEGMENT INFORMATION

         The following table presents summarized financial information for the Company's reportable segments:


                                                                            INTERCOMPANY
                                         OUTSOURCING        FLOOD ZONE      ELIMINATIONS      CONSOLIDATED
                                          SERVICES        DETERMINATIONS     AND OTHER           TOTALS
                                        ------------      --------------    -------------      ------------
THREE MONTHS ENDED JUNE 30, 1999 -
(UNAUDITED)
Operating revenues - affiliated ..      $ 13,070,948       $   112,272      $   (126,522)      $ 13,056,698
Operating revenues - unaffiliated          1,016,699         4,404,611                --          5,421,310
Operating income .................         2,375,694           758,554                --          3,134,248
Identifiable assets ..............        31,800,787        25,469,111       (11,170,360)        46,099,538
Total liabilities ................        17,007,162        14,292,685       (17,920,360)        13,379,487

THREE MONTHS ENDED JUNE 30, 2000 -
(UNAUDITED)
Operating revenues - affiliated ..      $ 10,031,073       $   242,636      $   (255,136)      $ 10,018,573
Operating revenues - unaffiliated          1,535,680         4,441,124                --          5,976,804
Operating income (loss) ..........          (942,500)        1,073,608                --            131,108
Identifiable assets ..............        32,376,463        25,577,752       (17,879,596)        40,074,619
Total liabilities ................        19,039,060         5,836,810       (17,879,596)         6,996,274

SIX MONTHS ENDED JUNE 30, 1999 -
(UNAUDITED)
Operating revenues - affiliated ..      $ 22,953,095       $   194,055      $   (222,555)      $ 22,924,595
Operating revenues - unaffiliated          4,046,194         9,612,538                --         13,658,732
Operating income .................         3,486,993         2,118,866                --          5,605,859
Identifiable assets ..............        31,800,787        25,469,111       (11,170,360)        46,099,538
Total liabilities ................        17,007,162        14,292,685       (17,920,360)        13,379,487

SIX MONTHS ENDED JUNE 30, 2000 -
(UNAUDITED)
Operating revenues - affiliated ..      $ 19,478,889       $   472,639      $   (497,639)      $ 19,453,889
Operating revenues - unaffiliated          3,064,994         8,164,053                --         11,229,047
Operating income (loss) ..........        (1,757,424)        1,578,503                --           (178,921)
Identifiable assets ..............        32,376,463        25,577,752       (17,879,596)        40,074,619
Total liabilities ................        19,039,060         5,836,810       (17,879,596)         6,996,274

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected historical operating results of the Company as a percentage of total revenues:


                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                 ------------------        ------------------
                                                  1999        2000         1999         2000
                                                 -----        -----        -----        -----
REVENUES
  Outsourcing services ....................       75.6%        70.7%        73.2%        71.9%
  Flood zone determination services .......       24.4         29.3         26.8         28.1
                                                 -----        -----        -----        -----
      Total revenues ......................      100.0        100.0        100.0        100.0
                                                 -----        -----        -----        -----
EXPENSES
  Cost of outsourcing services ............       46.4         56.8         48.6         57.8
  Cost of flood zone determination services       11.4         12.5         11.8         12.6
  Selling, general and administrative .....       14.5         17.9         13.5         18.0
  Management services from Parent .........        3.2          3.0          3.3          3.2
  Depreciation and amortization ...........        7.6          9.0          7.5          9.0
                                                 -----        -----        -----        -----
      Total expenses ......................       83.1         99.2         84.7        100.6
                                                 -----        -----        -----        -----
Operating income (loss) ...................       16.9          0.8         15.3         (0.6)
Interest income ...........................        0.5          0.4          0.6          0.4
Interest expense ..........................       (0.8)        (0.2)        (1.3)        (0.1)
                                                 -----        -----        -----        -----
Income (loss) before provision
 for income taxes .........................       16.6          1.0         14.6         (0.3)
Provision for income taxes ................        6.6          0.9          5.9          0.3
                                                 -----        -----        -----        -----
Net income (loss) .........................       10.0%         0.1%         8.7%        (0.6)%
                                                 =====        =====        =====        =====

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000

         Outsourcing Services Revenues. Outsourcing services revenues decreased $2.6 million, or 19.0%, to $11.3 million for the three months ended June 30, 2000 from $14.0 million for the corresponding period in 1999. The decrease was primarily attributable to revenue generated during the second quarter of 1999 under an affiliated technical support services arrangement. No revenue was generated under this arrangement during the corresponding period in 2000. Additionally, effective April 1, 1999, the Company amended its existing service agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business. The minimum service fee arrangement was established to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that have not grown as rapidly as originally forecasted. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $12.9 million for the three months ended June 30, 1999, would have been $11.1 million in accordance with the terms of the affiliated service agreements as in effect prior April 1, 1999. The amended agreement requiring such minimums expired in December, 1999 and was not subsequently renewed. Additionally, a decline in the volume of auto premium processed on behalf of the Company's affiliated customers contributed to the decrease in outsourcing services revenues during the second quarter of 2000. Partially offsetting these decreases was an increase in outsourcing services revenue generated from flood premium processed on behalf of the Company's affiliated and unaffiliated customers as well as auto claims processed on behalf of the Company's unaffiliated customers.

         Flood Zone Determination Services Revenues. Flood zone determination services revenues increased $167,000, or 3.7%, to $4.68 million for the three months ended June 30, 2000 from $4.52 million for the corresponding period in 1999. The increase was primarily attributable to flood zone determination services revenues generated from new customers, partially offset by a continued decline in mortgage refinancings and loan originations, which have historically driven the demand for flood zone determinations from the Company's existing customers.

         Cost of Outsourcing Services. Cost of outsourcing services increased $514,000, or 6.0%, to $9.1 million for the three months ended June 30, 2000 from $8.6 million for the corresponding period in 1999. As a percentage of outsourcing services revenues, cost of outsourcing services increased to 80.2% for the three months ended June 30, 2000 from 61.3% for the corresponding period in 1999 primarily as a result of a decrease in dollar amount of outsourcing services revenues and an increase in the cost of outsourcing services during three months ended June 30, 2000 from the corresponding period in 1999. The increase in the dollar amount of cost of outsourcing services was primarily due to staff additions and the use of contract programmers to develop and staff new unaffiliated programs as well as an increase in facilities costs due to the occupancy of the Company's new operating and call center facility, partially offset by a decrease in revenue from the Company's claims catastrophe subsidiary, of which approximately 70.0% of each dollar of revenue is paid to its independent adjusters who adjust the claims on the Company's behalf.

         Cost of Flood Zone Determination Services. Cost of flood zone determination services decreased $110,000, or 5.2%, to $2.0 million for the three months ended June 30, 2000 from $2.1 million for the corresponding period in 1999. As a percentage of flood zone determination services revenues, cost of flood zone determination services decreased to 42.8% for the three months ended June 30, 2000 from 46.8% for the corresponding period in 1999 primarily as a result of a decrease in the dollar amount of cost of flood zone determination services during the three months ended June 30, 2000 from the corresponding period in 1999. The decrease in the dollar amount of cost of flood zone determination services resulted primarily from a redesign of various production workflows during 1999 that enabled the Company to increase employee productivity and reduce operating expenses, primarily personnel related costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $187,000, or 7.0%, to $2.86 million for the three months ended June 30, 2000 from $2.68 million for the corresponding period in 1999. The increase in selling, general and administrative expenses was primarily attributable to the continued assumption of certain administrative services, including human resources, agency accounting, cash management and legal, that were previously provided to the Company under the management service agreement with BIG. Also contributing to the increase was an estimated lease-break charge for the closure of a satellite office.

         Management Services from Parent. Management services from Parent decreased $117,000, or 19.8%, to $476,000 for the three months ended June 30, 2000 from $593,000 for the corresponding period in 1999. The decrease was primarily related to the continued assumption of certain administrative services, including human resources, agency accounting, cash management and legal services, that were previously provided to the Company under the management service agreement with BIG.

         Interest Expense. Interest expense decreased $115,000, or 82.2%, to $25,000 for the three months ended June 30, 2000 from $140,000 for the corresponding period in 1999. The decrease was primarily related to the early repayment of most of the Company's debt obligations from the net proceeds received by the Company from its initial public offering in February, 1999.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000

         Outsourcing Services Revenues. Outsourcing services revenues decreased $4.7 million, or 17.7%, to $22.0 million for the six months ended June 30, 2000 from $26.8 million for the corresponding period in 1999. The decrease was primarily attributable to revenue generated during the second quarter of 1999 under an affiliated technical support services arrangement. No revenue was generated under this arrangement during the corresponding period in 2000. Additionally, effective April 1, 1999, the Company amended its existing service agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business. The minimum service fee arrangement was established to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that have not grown as rapidly as originally forecasted. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $22.7 million for the six months ended June 30, 1999, would have been $20.9 million in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999. The amended agreement requiring such minimums expired in December, 1999 and was not subsequently renewed. The decrease was also due to a decrease in the volume of flood and wind damage claims administered by the Company's outsourcing operations during the first six months of 2000 as compared to the same period in 1999. During the first six months of 1999, the Company recognized revenues totaling approximately $3.3 million from the administration of property damage claims resulting from Hurricane Georges, which storm occurred in September 1998. In comparison, the Company recognized revenues of approximately $1.1 million during the first six months of 2000 from the administration of property damage claims resulting from Hurricanes Floyd and Irene, which storms occurred during the fourth quarter of 1999. Additionally, a decline in the volume of auto premium processed on behalf of the Company's affiliated customers contributed to the decrease in outsourcing services revenues during the first six months of 2000. Partially offsetting these decreases was an increase in outsourcing services revenues generated from flood premium and auto claims processed on behalf of the Company's unaffiliated customers.

         Flood Zone Determination Services Revenues. Flood zone determination services revenues decreased $1.2 million, or 11.9%, to $8.6 million for the six months ended June 30, 2000 from $9.8 million for the corresponding period in 1999. The decrease was primarily attributable to the termination of the Company's "life-of-loan" insurance policy, effective April 1, 1999, in which, prior to the termination of the policy, the Company was compensated for performing flood zone re-determinations for certain existing customers. Prior to the termination of the life-of-loan policy, the Company paid an insurance premium for every flood zone determination issued which required life-of-loan tracking. In exchange for the premium, the Company received a fixed amount for every flood zone determination that had to be reissued as a result of a change in the underlying flood zone classification of a property. Also contributing to the decrease in flood zone determination services revenues during the first six months of 2000 as compared to same period in 1999 was a continued decline in mortgage refinancings and loan originations, which have historically driven the demand for flood zone determinations from the Company's existing customers. This decrease was partially offset by flood zone determination services revenues generated from new customers.

         Cost of Outsourcing Services. Cost of outsourcing services decreased $21,000, or 0.1%, to $17.76 million for the six months ended June 30, 2000 from $17.77 million for the corresponding period in 1999. As a percentage of outsourcing services revenues, however, cost of outsourcing services increased to 80.5% for the six months ended June 30, 2000 from 66.4% for the corresponding period in 1999 primarily as a result of a decrease in dollar amount of outsourcing services revenues during the six months ended June 30, 2000 from the corresponding period in 1999. The decrease in the dollar amount of cost of outsourcing services was primarily attributable to a decrease in revenue from the Company's claims catastrophe subsidiary, of which approximately 70.0% of each dollar of revenue is paid to its independent adjusters who adjust the claims on the Company's behalf. Partially offsetting the decrease in the dollar amount of expenses from the Company's claims catastrophe subsidiary was an increase in costs from the Company's outsourcing subsidiary as a result of increases in personnel costs due to staff additions and the use of contract programmers to develop and staff new unaffiliated programs as well as an increase in facilities costs due to the occupancy of the Company's new operating and call center facility.

         Cost of Flood Zone Determination Services. Cost of flood zone determination services decreased $464,000, or 10.7%, to $3.9 million for the six months ended June 30, 2000 from $4.3 million for the corresponding period in 1999. As a percentage of flood zone determination services revenues, however, cost of flood zone determination services increased to 44.7% for the six months ended June 30, 2000 from 44.1% for the corresponding period in 1999 primarily as a result of a decrease in the dollar amount of flood zone determination services revenue during the six months ended June 30, 2000 from the corresponding period in 1999. The decrease in the dollar amount of cost of flood zone determination services resulted primarily from a redesign of various production workflows during 1999 that enabled the Company to increase employee productivity and reduce operating expenses, primarily personnel-related costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $568,000, or 11.5%, to $5.5 million for the six months ended June 30, 2000 from $4.9 million for the corresponding period in 1999. The increase in selling, general and administrative expenses was primarily attributable to the continued assumption of certain administrative services, including human resources, agency accounting, cash management and legal services, that were previously provided to the Company under a management service agreement with BIG. Also contributing to the increase were severance costs relating to the resignation of an officer during the first quarter of 2000, as well as a lease-break charge for the closure of a satellite office.

         Management Services from Parent. Management services from Parent decreased $219,000, or 18.3%, to $979,000 for the six months ended June 30, 2000 from $1.2 million for the corresponding period in 1999. The decrease was primarily related to the continued assumption of certain administrative services, including human resources, agency accounting, cash management and legal services, that were previously provided to the Company under the management service agreement with BIG.

         Interest Expense. Interest expense decreased $438,000, or 91.2%, to $42,000 for the six months ended June 30, 2000 from $481,000 for the corresponding period in 1999. The decrease was primarily related to the early repayment of most of the Company's debt obligations from the net proceeds received by the Company from its initial public offering in February, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company's principal sources of liquidity consisted of cash on-hand, cash flows from operations and available borrowings under the Company's revolving credit facility.

         In February, 1999, the Company completed an initial public offering of 3,350,000 shares of Common Stock at a price of $11 per share. Of the 3,350,000 shares sold, 1,350,000 were sold by Venture Capital Corporation (the "Selling Shareholder"), a Cayman Islands company. The offering generated net proceeds ("Offering Proceeds") to the Company of approximately $19.2 million after deducting offering expenses paid by the Company of approximately $1.3 million. The Offering Proceeds, together with funds received from BIG from proceeds made available to BIG by a subsidiary of the Selling Shareholder, were used during 1999 to repay all obligations with BIG and its affiliates and to repay most of the Company's third-party debt obligations.

         In June, 1999, the Company entered into a revolving line of credit agreement ("LOC") with a financial institution that provides for borrowings of up to two times the rolling four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA"), but in no event more than $12,000,000. The LOC bears interest at a specified percentage over LIBOR (8.41% at June 30, 2000) based on the ratio of funded debt (as defined) to EBITDA. Interest payments are payable monthly and the remaining unpaid principal balance is due in full in July, 2001. The LOC is collateralized by substantially all of the Company's assets and is subject to certain quarterly financial covenants requiring the Company to maintain the following minimum ratios: (i) interest bearing debt to EBITDA of not more than 2.0 to 1.0; (ii) total liabilities to tangible net worth of not more than 1.0 to 1.0; and (iii) fixed charge coverage (as defined) of not less than 2.5 to 1.0. As of June 30, 2000, the outstanding balance and available line of credit under the agreement totaled $680,230 and $11,319,770, respectively.

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

YEAR 2000 COMPLIANCE

         During the first six months of 2000, the Company continued its remediation program related to a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the Year 2000 and beyond, and the inability of non-information technology systems to function properly when the Year 2000 arrives. As of the date of this report, the Company has not experienced any significant problems related to the Year 2000 Problem. Additionally, the Company has not become aware of any significant Year 2000 issues affecting the Company's major customers or suppliers, nor has it received any material complaints regarding Year 2000 Problems related to its services. The Company does not anticipate any remaining costs to address additional Year 2000 Problems to be significant, although no assurances can be given in this regard.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2000 Annual Meeting of Shareholders held on June 1, 2000, one matter was submitted to a vote of shareholders. Robert M. Menke, William D. Hussey and E. Ray Solomon were elected as Directors of the Company for three-year terms expiring in 2003 and David M. Howard was elected as a Director of the Company for a one-year term expiring in 2001. The following table sets forth certain information with respect to the election of directors at the 2000 Annual Meeting of Shareholders:


                                                                                 Shares
               Name of Nominee                       Shares Voted For         Withholding
               ---------------                       ----------------          Authority
                                                                              -----------
        Robert M. Menke                                  11,511,351              26,660
        William D. Hussey                                11,510,351              27,660
        E. Ray Solomon, Ph.D., CLU                       11,509,301              28,710
        David M. Howard                                  11,521,651              16,360

         The following table sets forth the other Directors of the Company whose terms of office continued after the 2000 Annual Meeting of Shareholders:

               Name of Director                               Term Expires
               ----------------                               ------------
        Robert G. Menke                                            2001
        Alejandro M. Sanchez                                       2001
        David K. Meehan                                            2002
        Daniel J. White                                            2002
        John A. Grant, Jr.                                         2002

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

            EXHIBIT NO.     DESCRIPTION
            ----------      -----------

            10.1 Insurance Administration Services Agreement, effective as of May 3, 2000, by and between Insurance Management Solutions, Inc. and Reliance Insurance Company
            10.2 Insurance Administration Services Agreement, effective as of June 30, 2000, by and between Insurance Management Solutions, Inc. and Instant Insurance Holdings, Inc.
            10.3 Development Services Agreement, effective as of June 30, 2000, by and between Insurance Management Solutions, Inc. and Instant Insurance Holdings, Inc.
            10.4 Insurance Administration Services Agreement, effective as of June 22, 2000, by and between Insurance Management Solutions, Inc. and Instant Insurance Holdings, Inc.
            27.1            Financial Data Schedule (for SEC use only)

         a) Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                   INSURANCE MANAGEMENT SOLUTIONS
                                        GROUP, INC.
                                        (Registrant)


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

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------

10.1    -  Insurance Administration Services Agreement, effective as of May
           3, 2000, by and between Insurance Management Solutions, Inc. and Reliance Insurance Company

10.2    -  Insurance Administration Services Agreement, effective as of
           June 30, 2000, by and between Insurance Management Solutions, Inc. and Instant Insurance Holding, Inc.

10.3    -  Development Services Agreement, effective as of June 30, 2000, by and between Insurance Management Solutions, Inc. and Instant Insurance Holding, Inc.

10.4    -  Insurance Administration Services Agreement, effective as of
           June 22, 2000, by and between Insurance Management Solutions, Inc. and Instant Insurance Holding, Inc.

27.1    -  Financial Data Schedule (for SEC use only)