Form 10-Q
period 2000-09-30
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2000-11-20
CIK 1063167

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 2000


                                       or


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to __________


                       COMMISSION FILE NUMBER: 000-25273


                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     FLORIDA                             59-3422536
         ------------------------------              -------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


         360 CENTRAL AVENUE, ST. PETERSBURG, FLORIDA          33701
         -------------------------------------------        ----------
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

Class: Common Stock, $.01 par value           Outstanding at November 14, 2000:
                                              12,800,261




===============================================================================

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS


                                                                                         Page Number
                                                                                         -----------

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements......................................................  1

                   Consolidated Balance Sheets as of December 31, 1999
                   and September 30, 2000....................................................  1

                   Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 2000.........................  2

                   Consolidated Statement of Shareholders' Equity for the year ended December 31, 1999 and the nine months ended
                   September 30, 2000........................................................  3

                   Consolidated Statements of Cash Flows for the nine months
                   ended September 30, 1999 and 2000.........................................  4

                   Notes to Consolidated Financial Statements................................  5

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................................  8

        Item 3.    Quantitative and Qualitative Disclosures about Market Risk................ 12

PART II.. OTHER INFORMATION

        Item 1.    Legal Proceedings......................................................... 12

        Item 5.    Other Information........................................................  13

        Item 6.    Exhibits and Reports on Form 8-K.......................................... 13


         The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors;
(viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends;
(xi) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xii) the impact of general economic conditions and interest rate fluctuations on the demand for the Company's services, including flood zone determination services; (xiii) the outcome of certain administrative and judicial proceedings involving the Company's principal customer; (xiv) uncertainties regarding the market acceptance of the Company's new services;(xv) difficulties in establishing positive name recognition in the marketplace; (xvi) the Company's ability to service new unaffiliated customers, including the development and implementation of e-business initiatives; (xvii) difficulties in achieving expected expense reductions as a result of management initiatives; and (xviii) the outcome of certain pending litigation against the Company and certain of its officers and directors. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in
Item 2 of this report and the risks discussed under the caption "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities Exchange Commission on March 30, 2000. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K and 10-K and Annual Reports to Shareholders.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                     DECEMBER 31,    SEPTEMBER 30,
                                                                         1999            2000
                                                                     -----------      -----------
                                                                                      (UNAUDITED)
                                ASSETS
CURRENT ASSETS

   Cash and cash equivalents ..................................      $ 4,702,861      $ 5,207,466
   Accounts receivable, net ...................................        3,621,714        3,103,618
   Due from affiliates ........................................        2,920,543        2,882,495
   Income taxes receivable ....................................               --          314,006
   Prepaid expenses and other assets ..........................        1,572,976        1,581,954
                                                                     -----------      -----------
        Total current assets ..................................       12,818,094       13,089,539
PROPERTY AND EQUIPMENT, net ...................................        7,225,494        8,333,454
OTHER ASSETS
   Goodwill, net ..............................................       16,257,663       15,578,417
   Customer contracts, net ....................................        1,116,667          966,667
   Deferred tax assets ........................................        1,063,366          686,980
   Capitalized software costs, net ............................          976,225          954,005
   Other ......................................................           33,398          496,233
                                                                     -----------      -----------
         Total assets .........................................      $39,490,907      $40,105,295
                                                                     ===========      ===========


              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt ..........................      $   481,637      $   309,120
   Accounts payable, trade ....................................          990,495        1,886,920
   Due to affiliates ..........................................           12,833           37,835
   Employee related accrued expenses ..........................        2,294,858        2,520,234
   Other accrued expenses .....................................        1,293,060        1,731,585
   Income taxes payable .......................................          413,241               --
   Deferred revenue ...........................................          214,891           53,723
                                                                     -----------      -----------
         Total current liabilities ............................        5,701,015        6,539,417
LONG-TERM DEBT, less current portion ..........................          219,857               --
DEFERRED REVENUE ..............................................          684,915          660,876
SHAREHOLDERS' EQUITY
   Preferred Stock, $.01 par value; 20,000,000 shares
     authorized, no shares issued and outstanding .............               --               --
   Common Stock, $.01 par value; 100,000,000 shares authorized,
     12,678,743 and 12,800,261 shares issued and outstanding at
     December 31, 1999 and September 30, 2000, respectively ...          126,787          128,002
   Additional paid-in capital .................................       26,810,282       27,582,267
   Retained earnings ..........................................        5,948,051        5,194,733
                                                                     -----------      -----------
         Total shareholders' equity ...........................       32,885,120       32,905,002
                                                                     -----------      -----------
         Total liabilities and shareholders' equity ...........      $39,490,907      $40,105,295
                                                                     ===========      ===========



The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                       -------------------------------       -------------------------------
                                                           1999               2000               1999               2000
                                                       ------------       ------------       ------------       ------------
                                                                 (UNAUDITED)                           (UNAUDITED)

REVENUES
   Outsourcing services - affiliated ............      $  9,757,699       $  9,677,754       $ 32,488,239       $ 28,659,004
   Outsourcing services .........................         1,503,489          1,744,877          5,549,683          4,809,871
   Flood zone determination services ............         4,170,414          4,471,168         13,782,952         12,635,221
   Flood zone determination services -
      affiliated ................................           214,946            276,545            409,001            749,184
                                                       ------------       ------------       ------------       ------------
         Total revenues .........................        15,646,548         16,170,344         52,229,875         46,853,280
                                                       ------------       ------------       ------------       ------------
EXPENSES
   Cost of outsourcing services .................         9,084,260          9,072,449         26,859,161         26,826,525
   Cost of flood zone determination services ....         1,899,411          1,992,061          6,224,736          5,852,919
   Selling, general and administrative ..........         2,742,060          3,916,174          7,688,998          9,431,440
   Management services from Parent ..............           535,813            515,870          1,734,168          1,494,918
   Depreciation and amortization ................         1,405,120          1,297,120          4,137,069          4,049,729
                                                       ------------       ------------       ------------       ------------
         Total expenses .........................        15,666,664         16,793,674         46,644,132         47,655,531
                                                       ------------       ------------       ------------       ------------
OPERATING INCOME (LOSS) .........................           (20,116)          (623,330)         5,585,743           (802,251)
                                                       ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE):
   Interest income ..............................            68,009             71,091            290,247            201,247
   Interest expense .............................          (295,864)           (10,421)          (776,370)           (52,831)
                                                       ------------       ------------       ------------       ------------
         Total other income (expense) ...........          (227,855)            60,670           (486,123)           148,416
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES .............................          (247,971)          (562,660)         5,099,620           (653,835)
PROVISION (BENEFIT) FOR INCOME TAXES ............           (19,900)            (6,117)         2,160,700             99,483
                                                       ------------       ------------       ------------       ------------
NET INCOME (LOSS) ...............................      $   (228,071)      $   (556,543)      $  2,938,920       $   (753,318)
                                                       ============       ============       ============       ============
NET INCOME (LOSS) PER COMMON SHARE ..............      $       (.02)      $       (.04)      $        .24       $       (.06)
                                                       ============       ============       ============       ============
Weighted average common shares outstanding ......        12,678,743         12,800,261         12,370,485         12,791,835
                                                       ============       ============       ============       ============



The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                                    ADDITIONAL
                                                       COMMON         PAID-IN         RETAINED
                                                       STOCK          CAPITAL         EARNINGS            TOTAL
                                                      --------      -----------      -----------       ------------

Balance at January 1, 1999 .....................      $105,242      $ 5,830,930      $ 2,752,991       $  8,689,163
    Issuance of Common Stock as partial
      consideration for the acquisition of
      Colonial Claims ..........................         1,545        1,698,455               --          1,700,000
    Initial public offering of Common Stock,
     net of offering costs .....................        20,000       19,143,897               --         19,163,897
    Issuance of stock options to
     non-employees .............................            --          137,000               --            137,000
    Net income .................................            --               --        3,195,060          3,195,060
                                                      --------      -----------      -----------       ------------
Balance at December 31, 1999 ...................       126,787       26,810,282        5,948,051         32,885,120
    Issuance of Common Stock  in connection
     with earn-out computation for Colonial
     Claims acquisition (unaudited).............         1,215          298,785               --            300,000
    Non-cash compensation expense related to
     phantom stock plans (unaudited) ...........            --          338,200               --            338,200
    Compensation expense related to stock
     options issued to non-employees
     (unaudited) ...............................            --          135,000               --            135,000
    Net loss (unaudited) .......................            --               --         (753,318)          (753,318)
                                                      --------      -----------      -----------       ------------
Balance at September 30, 2000 (unaudited) ......      $128,002      $27,582,267      $ 5,194,733       $ 32,905,002
                                                      ========      ===========      ===========       ============



The accompanying notes are an integral part of this consolidated statement.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       ------------------------------
                                                                           1999               2000
                                                                       ------------       -----------
                                                                                 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ............................................      $  2,938,920       $  (753,318)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization ..............................         4,137,069         4,049,729
     Loss on disposal of property and equipment .................           163,228           177,546
     Compensation expense related to issuance of stock options
       to non-employees .........................................                --           135,000
     Non-cash compensation expense related to phantom
       stock plans ..............................................                --           338,200
     Write-off of deferred financing costs ......................           244,752                --
     Deferred income taxes, net .................................           451,911           376,386
     Changes in assets and liabilities:
       Accounts receivable ......................................           664,954           518,096
       Income taxes recoverable .................................         1,142,858          (314,006)
       Prepaid expenses and other current assets ................          (310,196)          104,425
       Other assets .............................................           (59,874)         (478,992)
       Accounts payable, trade ..................................           (25,664)          896,425
       Employee related accrued expenses ........................           657,776           225,376
       Other accrued expenses ...................................          (708,867)          738,525
       Income taxes payable .....................................                --          (413,241)
       Deferred revenue .........................................             4,183          (185,207)
                                                                       ------------       -----------
         Net cash provided by operating activities ..............         9,301,050         5,414,944
                                                                       ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Colonial Claims, net of cash acquired .........             1,092                --
   Repayment of acquisition debt ................................          (500,000)               --
   Payment of dividend to prior Colonial Claims shareholders ....          (670,000)               --
   Issuance of note receivable ..................................                --          (500,000)
   Purchases of property and equipment ..........................        (2,231,214)       (4,081,015)
                                                                       ------------       -----------
         Net cash used in investing activities ..................        (3,400,122)       (4,581,015)
                                                                       ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds received from initial public offering ...........        19,163,897                --
   Repayment of debt ............................................        (9,660,613)         (392,374)
   Repayment of affiliated notes and interest payable ...........       (14,708,420)               --
   Collection of affiliated note and interest receivable ........         5,271,406                --
   Net advances to (from) affiliates ............................        (4,474,831)           63,050
                                                                       ------------       -----------
         Net cash used in  financing activities .................        (4,408,561)         (329,324)
                                                                       ------------       -----------
INCREASE IN CASH AND CASH  EQUIVALENTS ..........................         1,492,367           504,605
CASH AND CASH EQUIVALENTS, beginning of period ..................         1,868,867         4,702,861
                                                                       ------------       -----------
CASH AND CASH EQUIVALENTS, end of period ........................      $  3,361,234       $ 5,207,466
                                                                       ============       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  ACTIVITIES:
  Cash paid for interest ........................................      $  1,013,716       $    50,557
                                                                       ============       ===========
  Cash paid for income taxes ....................................      $    920,000       $   450,345
                                                                       ============       ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:

     Purchase of net assets of Colonial Claims:
         Total consideration consists of:
              Common Stock ......................................      $  1,700,000
              Cash ..............................................           500,000
              Short term obligation .............................           500,000
                                                                       ------------
                                                                       $  2,700,000
                                                                       ============

              Fair value of assets acquired .....................      $  1,846,555
              Liabilities assumed ...............................         1,478,306
                                                                       ------------
              Net assets ........................................           368,249
              Goodwill ..........................................         2,331,751
                                                                       ------------
                                                                       $  2,700,000
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

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

         The accompanying consolidated financial statements of Insurance Management Solutions Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that should be expected for a full fiscal year.

   Net Income (Loss) Per Common Share

         Net income (loss) per common share, which represents both basic and diluted earnings per share ("EPS"), is computed by dividing net income (loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:



                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                    -------------------------------       -----------------------------
                                                        1999               2000               1999             2000
                                                    ------------       ------------       -----------      ------------

Numerator:
   Net income (loss) .........................      $   (228,071)      $   (556,543)      $ 2,938,920      $   (753,318)
                                                    ============       ============       ===========      ============
Denominator:
   Weighted average number of Common Shares
      used in basic EPS ......................        12,678,743         12,800,261        12,370,485        12,791,835
   Diluted stock options .....................                --                 --                --                --
                                                    ------------       ------------       -----------      ------------
   Weighted average number of Common Shares
      and diluted potential Common Shares used
      in diluted EPS .........................        12,678,943         12,800,261        12,370,485        12,791,835
                                                    ============       ============       ===========      ============



         As of September 30, 1999 and 2000, options to purchase 635,500 and 703,000 shares, respectively, of Common Stock were outstanding but were not included in the computation of diluted earnings per share as the inclusion of such shares would have an anti-dilutive effect.

   Reclassifications

         Certain prior year balances have been reclassified in order to conform to the current year's presentation.


   Compensation Expense

         During the three months ended September 30, 2000, the Company recognized approximately $338,000 in additional compensation expense (of which approximately $145,000 relates to prior quarters in 2000 and 1999) resulting from the vesting of benefits payable to certain current and former officers and directors of the Company under the Amended and Completely Restated Phantom Stock Plan (the "BFC Plan") of Bankers Financial Corporation ("BFC"), the parent corporation of Bankers Insurance Group, Inc. ("BIG"), and the Amended and Restated Phantom Stock Plan (the "VCC Plan") of Venture Capital Corporation ("VCC"). The foregoing compensation charge is a non-recurring, non-cash item to the Company, as all such benefits under such plans were fully vested as of September 30, 2000 and constitute the respective obligations of BFC and VCC, not the Company. In addition, the offset to such compensation expense is an increase to additional paid-in capital, since the ultimate cash obligations under these plans are that of BFC and VCC, respectively, and not of the Company.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)



NOTE 2.  NOTE RECEIVABLE

         In August, 2000 the Company loaned $500,000 to an unaffiliated customer in connection with the termination of the outsourcing services agreement between the Company and such unaffiliated customer and received in return a $500,000 promissory note from such entity. The note provides for monthly payments equal to the greater of (a) ten thousand dollars ($10,000), or (b) one and one-half percent (1-1/2%) of net written premium (as defined) issued by such customer on or after August 1, 2000. In accordance with the terms of the note, ninety-two and one-half percent (92-1/2%) of each monthly payment shall be applied to the reduction of the outstanding principal balance and seven and one-half percent (7-1/2%) shall be interest under the note. The note is collateralized by all of the borrower's assets. The current and non-current portions of the note, which totaled $120,000 and $380,000, respectively, at September 30, 2000, are included in "Prepaid expenses and other assets" and "Other assets," respectively, in the accompanying consolidated balance sheet.



NOTE 3.  CONTINGENCIES

         On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company, Murrel Neal, David Muti and Todd M. Speir, filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida (Case Nos. 8:00-CV-2013-T-26F, 8:00-CV-2210-T-27B and 8:00-CV-2246-T-27F), each on behalf of a putative class of all persons who purchased shares of the Company's Common Stock pursuant and/or traceable to the registration statement for the Company's February 1999 initial public offering (the "IPO"). The suits name as defendants the following parties: the Company; Geotrac of America, Inc. ("GEOTRAC"), a wholly-owned subsidiary of the Company; Bankers Insurance Group, Inc. ("BIG"), the principal shareholder of the Company; Venture Capital Corporation, a selling shareholder in the IPO; all directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., individually and as representatives of the underwriters for the IPO. The complaints allege, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaints allege that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to (i) the Company's ability to integrate Geotrac's flood zone determination business with the Company's insurance outsourcing services business and (ii) actual and anticipated synergies between the two businesses. The complaints seek unspecified damages, including interest, and equitable relief, including a rescission remedy. Management of the Company believes the material allegations of the complaints are without merit and intends to vigorously defend the lawsuits. No assurances can be given, however, with respect to the outcome of the litigation.


         Bankers Insurance Company ("BIC"), a subsidiary of BIG, and Bankers Life Insurance Company ("BLIC") and Bankers Security Insurance Company ("BSIC"), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charges BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notifies BIC, BLIC and BSIC that the Insurance Commissioner intends to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida.

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

         On November 19, 1999, the United States, on behalf of the Federal Emergency Management Agency ("FEMA"), filed a civil action against BIC in the U.S. District Court for the District of Maryland stemming from FEMA's investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program ("NFIP"). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act. The complaint further alleges various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million as well as treble, punitive and consequential damages, costs and interest. The suit is currently administratively closed pending an appeal on the preliminary issue of whether the controversy is subject to arbitration. BIC has informed the Company that it intends to vigorously defend against the action, but no assurances can be given as to the outcome thereof. However, BIG and its legal counsel have advised the Company that an adverse judgment in this action should not have a material adverse affect on the business and/or operations of BIC, although no assurances can be given in this regard.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


NOTE 3.  CONTINGENCIES - (CONTINUED)

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

         The Company is involved in various other legal actions arising in the ordinary course of business. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position, results of operations, or liquidity, although no assurances can be given in this regard.

NOTE 4.  SEGMENT INFORMATION


         The following table presents summarized financial information for the Company's reportable segments:


                                                                             INTERCOMPANY
                                         OUTSOURCING       FLOOD ZONE        ELIMINATIONS      CONSOLIDATED
                                          SERVICES        DETERMINATIONS      AND OTHER           TOTALS
                                        ------------       -----------      ------------       ------------

THREE MONTHS ENDED SEPTEMBER 30,
1999 - (UNAUDITED)
Operating revenues - affiliated ....    $  9,987,895       $   214,946      $   (230,196)      $  9,972,645
Operating revenues - unaffiliated ..       1,503,489         4,170,414                --          5,673,903
Operating income ...................        (918,929)          898,813                --            (20,116)
Identifiable assets ................      24,826,261        25,155,030       (11,550,755)        38,430,536

THREE MONTHS ENDED SEPTEMBER 30,
2000 - (UNAUDITED)
Operating revenues - affiliated ....    $  9,959,049       $   276,545      $   (281,295)      $  9,954,299
Operating revenues - unaffiliated ..       1,744,877         4,471,168                --          6,216,045
Operating income (loss) ............      (1,791,038)        1,167,708                --           (623,330)
Identifiable assets ................      29,606,136        26,926,790       (16,427,631)        40,105,295

NINE MONTHS ENDED SEPTEMBER 30,
1999- (UNAUDITED)
Operating revenues - affiliated ....    $ 32,940,990       $   409,001      $   (452,751)      $ 32,897,240
Operating revenues - unaffiliated ..       5,549,683        13,782,952                --         19,332,635
Operating income ...................       2,568,064         3,017,679                --          5,585,743
Identifiable assets ................      24,826,261        25,155,030       (11,550,755)        38,430,536

NINE MONTHS ENDED SEPTEMBER 30,
2000- (UNAUDITED)
Operating revenues - affiliated ....    $ 29,437,938       $   749,184      $   (778,934)      $ 29,408,188
Operating revenues - unaffiliated ..       4,809,871        12,635,221                --         17,445,092
Operating income (loss) ............      (3,548,462)        2,746,211                --           (802,251)
Identifiable assets ................      29,606,136        26,926,790       (16,427,631)        40,105,295

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following table sets forth for the periods indicated certain selected unaudited historical operating results of the Company as a percentage of total revenues:



                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                 ------------------        ------------------
                                                 1999         2000         1999         2000
                                                 -----        -----        -----        -----

REVENUES
  Outsourcing services ....................       72.0%        70.6%        72.8%        71.4%
  Flood zone determination services .......       28.0         29.4         27.2         28.6
                                                 -----        -----        -----        -----
      Total revenues ......................      100.0        100.0        100.0        100.0
                                                 -----        -----        -----        -----
EXPENSES
  Cost of outsourcing services ............       58.1         56.1         51.4         57.3
  Cost of flood zone determination
     services .............................       12.1         12.3         11.9         12.5
  Selling, general and administrative .....       17.5         24.2         14.7         20.1
  Management services from Parent .........        3.4          3.2          3.4          3.2
  Depreciation and amortization ...........        9.0          8.0          7.9          8.6
                                                 -----        -----        -----        -----
      Total expenses ......................      100.1        103.8         89.3        101.7
                                                 -----        -----        -----        -----
Operating income (loss) ...................       (0.1)        (3.8)        10.7         (1.7)
Interest income ...........................        0.4          0.4          0.6          0.4
Interest expense ..........................       (1.9)        (0.1)        (1.5)        (0.1)
                                                 -----        -----        -----        -----
Income (loss) before provision (benefit)
 for income taxes .........................       (1.6)        (3.5)         9.8         (1.4)
Provision (benefit) for income taxes ......       (0.1)         0.0          4.2          0.2
                                                 -----        -----        -----        -----
Net income (loss) .........................       (1.5)%       (3.5)%        5.6%        (1.6)%
                                                 =====        =====        =====        =====


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


         Outsourcing Services Revenues. Outsourcing services revenues increased $161,000, or 1.4%, to $11.4 million for the three months ended September 30, 2000 from $11.3 million for the corresponding period in 1999. The increase in outsourcing services revenues during the third quarter of 2000 was primarily attributable to (i) revenue generated under an automobile claims processing agreement, entered into April, 2000, with an unaffiliated customer, which customer has subsequently defaulted on payment for services provided under the agreement (see "Selling, General and Administrative Expenses" below for further information), (ii) an increase in flood premium processed on behalf of the Company's unaffiliated customers, and (iii) an increase in flood, homeowners and commercial premium, partially offset by a decrease in automobile premium, processed on behalf of the Company's affiliated customers.


         Flood Zone Determination Services Revenues. Flood zone determination services revenues increased $362,000, or 8.3%, to $4.7 million for the three months ended September 30, 2000 from $4.4 million for the corresponding period in 1999. The increase was primarily attributable to an increase in the number of flood zone determinations processed during the three months ended September 30, 2000 as compared to the corresponding period in 1999, partially offset by a decrease in the average selling price per flood zone determination as a result of (i) increased pricing pressures and (ii) an increase in the number of automated flood zone determinations processed by the Company on behalf of other flood zone vendors at reduced rates.


         Cost of Outsourcing Services. Cost of outsourcing services decreased $12,000, or 0.1%, to $9.07 million for the three months ended September 30, 2000 from $9.08 million for the corresponding period in 1999. As a percentage of outsourcing services revenues, cost of outsourcing services decreased to 79.4% for the three months ended September 30, 2000 from 80.7% for the corresponding period in 1999 primarily as a result of an increase in the dollar amount of outsourcing services revenues and a decrease in the cost of outsourcing services during the three months ended September 30, 2000 from the corresponding period in 1999. The decrease in the dollar amount of cost of outsourcing services was primarily attributable to a decrease in revenue from the Company's claims catastrophe subsidiary, which pays approximately 70% of each dollar of revenue received to the independent adjusters who adjust the claims on the Company's such subsidiary's behalf. The decrease in the dollar amount of expenses from the Company's claims catastrophe subsidiary was partially offset by increases in the Company's personnel costs due to staff additions and the use of contract programmers to develop and staff new unaffiliated programs as well as an increase in facilities costs due to the occupancy of the Company's new operating and call center facility.

         Cost of Flood Zone Determination Services. Cost of flood zone determination services increased $93,000, or 4.9%, to $2.0 million for the three months ended September 30, 2000 from $1.9 million for the corresponding period in 1999. As a percentage of flood zone determination services revenues, cost of flood zone determination services decreased to 42.0% for the three months ended September 30, 2000 from 43.3% for the corresponding period in 1999 primarily as a result of (i) various production workflow changes made during 1999 that enabled the Company to increase employee productivity and reduce operating expenses, primarily personnel related costs, and (ii) increased utilization of a flood zone determination vendor located in India, which has been able to perform manual flood zone determinations at costs significantly below U.S. market rates.


         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million, or 42.8%, to $3.9 million for the three months ended September 30, 2000 from $2.7 million for the corresponding period in 1999. The increase in selling, general and administrative expenses is primarily attributable to (i) the write-off of an accounts receivable balance from an unaffiliated customer, which balance totaled $848,000 at September 30, 2000, for claims services rendered since April, 2000, (ii) the continued assumption of certain administrative services, including human resource, agency accounting, cash management and legal services, that were previously provided to the Company under the management service agreement with BIG, and (iii) the recognition of $338,000 in additional compensation expense (of which approximately $145,000 relates to prior quarters in 2000 and 1999) resulting from the vesting of benefits payable to certain current and former officers and directors of the Company under the Amended and Completely Restated Phantom Stock Plan (the "BFC Plan") of Bankers Financial Corporation ("BFC"), the parent corporation of BIG, and the Amended and Restated Phantom Stock Plan (the "VCC Plan") of Venture Capital Corporation ("VCC"). The foregoing compensation charge is a non-recurring, non-cash item to the Company, as all such benefits under such plans were fully vested as of September 30, 2000 and constitute the respective obligations of BFC and VCC, not the Company. In addition, the offset to such compensation expense is an increase to additional paid-in capital, since the ultimate cash obligations under these plans are that of BFC and VCC, respectively, and not of the Company. See "Item 5. Other Information" for additional information.


         Management Services from Parent. Management services from Parent decreased $20,000, or 3.7%, to $516,000 for the three months ended September 30, 2000 from $536,000 for the corresponding period in 1999. This decrease was primarily related to the continued assumption by the Company of certain administrative services, including human resource, agency accounting, cash management and legal services, that were previously provided to the Company under the management service agreement with BIG. Such decrease was partially offset by both an increase in rent expense from BIG as a result of an annual rent escalation and an increase in the square footage being leased.


         Interest Expense. Interest expense decreased $285,000, or 96.5%, to $10,000 for the three months ended September 30, 2000 from $296,000 for the corresponding period in 1999. This decrease was primarily related to the early repayment of most of the Company's debt obligations during 1999 from the net proceeds received by the Company from its initial public offering in February, 1999.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         Outsourcing Services Revenues. Outsourcing services revenues decreased $4.6 million, or 12.0%, to $33.5 million for the nine months ended September 30, 2000 from $38.0 million for the corresponding period in 1999. The decrease was primarily attributable to revenue generated during 1999 under an affiliated technical support services arrangement. No revenue was generated under this arrangement during the corresponding period in 2000. Additionally, effective April 1, 1999, the Company amended its existing service agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business. The minimum service fee arrangement was established to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that have not grown as rapidly as originally forecasted. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $32.5 million for the nine months ended September 30, 1999, would have been $30.6 million in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999. The amended agreement requiring such minimums expired in December, 1999 and was not subsequently renewed.

         The decrease in outsourcing services revenues was also due to a decrease in the volume of flood and wind damage claims administered by the Company's outsourcing operations during the nine months ended September 30, 2000 as compared to the corresponding period in 1999. During the nine months ended September 30, 1999, the

Company recognized revenues totaling approximately $4.5 million from the administration of property damage claims resulting from Hurricane Georges, which storm occurred in September 1998. In comparison, the Company recognized revenues of approximately $1.7 million during the nine months ended September 30, 2000 from the administration of property damage claims resulting from Hurricanes Floyd and Irene, which storms occurred during the fourth quarter of 1999. Additionally, a decline in the volume of automobile premium processed on behalf of the Company's affiliated customers contributed to the decrease in outsourcing services revenues during the nine months ended September 30, 2000. These decreases in outsourcing services revenues were partially offset by (i) an increase in outsourcing services revenues generated under an automobile claims processing agreement, entered into April, 2000, with an unaffiliated customer, which customer has subsequently defaulted on payment for services provided under the agreement (see "Selling, General and Administrative Expenses" below for further information), (ii) an increase in flood premium processed on behalf of the Company's unaffiliated customers, and (iii) an increase in flood, homeowners and commercial premium processed on behalf of the Company's affiliated customers.

         Flood Zone Determination Services Revenues. Flood zone determination services revenues decreased $808,000, or 5.7%, to $13.4 million for the nine months ended September 30, 2000 from $14.2 million for the corresponding period in 1999. This decrease was primarily attributable to the termination of the Company's "life-of-loan" insurance policy, effective April 1, 1999, under which, prior to the termination of the policy, the Company was compensated for performing flood zone re-determinations for certain existing customers. Prior to the termination of the life-of-loan policy, the Company paid an insurance premium for every flood zone determination issued which required life-of-loan tracking. In exchange for the premium, the Company received a fixed amount for every flood zone determination that had to be reissued as a result of a change in the underlying flood zone classification of a property. Additionally, a decrease in the average selling price per flood zone determination as a result of (i) increased pricing pressures and (ii) an increase in the number of automated flood zone determinations processed by the Company on behalf of other flood zone vendors at reduced rates, contributed to the decrease in flood zone determination services revenues during the nine months ended September 30, 2000. These decreases in flood zone determination services revenues were partially offset by an increase in number of flood zone determinations processed during the nine months ended September 30, 2000 as compared to the corresponding period in 1999.

         Cost of Outsourcing Services. Cost of outsourcing services decreased $33,000, or 0.1%, to $26.8 million for the nine months ended September 30, 2000 from $26.9 million for the corresponding period in 1999. As a percentage of outsourcing services revenues, however, cost of outsourcing services increased to 80.2% for the nine months ended September 30, 2000 from 70.6% for the corresponding period in 1999 primarily as a result of a decrease in the dollar amount of outsourcing services revenues during the nine months ended September 30, 2000 from the corresponding period in 1999. The decrease in the dollar amount of cost of outsourcing services was primarily attributable to a decrease in revenue from the Company's claims catastrophe subsidiary, which pays approximately 70% of each dollar of revenue received to the independent adjusters who adjust the claims on the Company's such subsidiary's behalf. The decrease in the dollar amount of expenses from the Company's claims catastrophe subsidiary was partially offset by increases in the Company's personnel costs due to staff additions and the use of contract programmers to develop and staff new unaffiliated programs as well as an increase in facilities costs due to the occupancy of the Company's new operating and call center facility.

         Cost of Flood Zone Determination Services. Cost of flood zone determination services decreased $372,000, or 6.0%, to $5.9 million for the nine months ended September 30, 2000 from $6.2 million for the corresponding period in 1999. As a percentage of flood zone determination services revenues, cost of flood zone determination services decreased to 43.7% for the nine months ended September 30, 2000 from 43.9% for the corresponding period in 1999 primarily as a result of (i) various production workflow changes made during 1999 that enabled the Company to increase employee productivity and reduce operating expenses, primarily personnel related costs, and (ii) increased utilization of a flood zone determination vendor, located in India, which has been able to perform manual flood zone determinations at costs significantly below U.S. market rates.


         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million, or 22.7%, to $9.4 million for the nine months ended September 30, 2000 from $7.7 million for the corresponding period in 1999. The increase in selling, general and administrative expenses is primarily attributable to (i) the write-off of an accounts receivable balance from an unaffiliated customer, which balance totaled $848,000 at September 30, 2000, for claims services rendered since April, 2000, (ii) the continued assumption of certain administrative services, including human resource, agency accounting, cash management and legal services, that were previously provided to the Company under the management service agreement with BIG, and (iii) the recognition of $338,000 in additional compensation expense (of which approximately $102,000 relates to prior quarters in 1999) resulting from the vesting of benefits payable to certain current and former officers and directors of the Company under the BFC Plan and the VCC Plan. The foregoing compensation charge is a non-recurring, non-cash item to the

Company, as all such benefits under such plans were fully vested as of September 30, 2000 and constitute the respective obligations of BFC and VCC, not the Company. In addition, the offset to such compensation expense is an increase to additional paid-in capital, since the ultimate cash obligations under these plans are that of BFC and VCC, respectively, and not of the Company. See "Item 5. Other Information" for additional information.

         Management Services from Parent. Management services from Parent decreased $239,000, or 13.8%, to $1.5 million for the nine months ended September 30, 2000 from $1.7 million for the corresponding period in 1999. This decrease was primarily related to the continued assumption by the Company of certain administrative services, including human resource, agency accounting, cash management and legal services, that were previously provided to the Company under the management service agreement with BIG. Such decrease was partially offset by both an increase in rent expense from BIG as a result of an annual rent escalation and an increase in the square footage being leased.


         Interest Expense. Interest expense decreased $724,000, or 93.2%, to $53,000 for the nine months ended September 30, 2000 from $776,000 for the corresponding period in 1999. This decrease was primarily related to the early repayment of most of the Company's debt obligations during 1999 from the net proceeds received by the Company from its initial public offering in February, 1999.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company's principal sources of liquidity consisted of cash on-hand, cash flows from operations and available borrowings under the Company's revolving credit facility.

         In February, 1999, the Company completed an initial public offering of 3,350,000 shares of Common Stock at a price of $11 per share. Of the 3,350,000 shares sold, 1,350,000 were sold by VCC. The offering generated net proceeds ("Offering Proceeds") to the Company of approximately $19.2 million after deducting offering expenses paid by the Company of approximately $1.3 million. The Offering Proceeds, together with funds received from BIG from proceeds made available to BIG by a subsidiary of VCC, were used during 1999 to repay all obligations with BIG and its affiliates and to repay most of the Company's third-party debt obligations.

         In June, 1999, the Company entered into a revolving line of credit agreement ("LOC") with a financial institution that provides for borrowings of up to two times the rolling four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA"), but in no event more than $12,000,000. The LOC bears interest at a specified percentage over LIBOR (8.38% at September 30, 2000) based on the ratio of funded debt (as defined) to EBITDA. Interest payments are payable monthly and the remaining unpaid principal balance is due in full in July, 2001. The LOC is collateralized by substantially all of the Company's assets and is subject to certain quarterly financial covenants requiring the Company to maintain the following minimum ratios: (i) interest bearing debt to EBITDA of not more than 2.0 to 1.0; (ii) total liabilities to tangible net worth of not more than 1.0 to 1.0; and (iii) fixed charge coverage (as defined) of not less than 2.5 to 1.0. As of September 30, 2000, the outstanding balance and available line of credit was $0 and $10,421,992, respectively.

         The Company believes that cash on-hand, cash flows from operations and available borrowings under the Company's LOC facility will be sufficient to satisfy currently anticipated working capital and capital expenditure requirements for the next twelve months. This belief is based on the assumption that the Company will be able to renegotiate or replace its existing LOC facility, which is currently scheduled to expire on June 5, 2001. In the event the Company is unable to successfully renegotiate or replace its existing LOC facility upon acceptable terms, it may be required to seek alternative sources of debt or equity financing. No assurances can be given, however, that such alternative sources of debt or equity financing would be available upon acceptable terms. The Company's inability to successfully renegotiate or replace its existing LOC facility, or to obtain alternative debt or equity financing, could have a material adverse effect on the Company's anticipated liquidity needs.

         Additionally, unanticipated rapid expansion, business or systems development, or potential acquisitions may cause the Company to require additional funds. The Company identifies and assesses, in the normal course of business, potential acquisitions of technologies or businesses which it believes strategically fit its business plan. The Company may enter into such transactions should opportunities present themselves in the future.

YEAR 2000 COMPLIANCE

         During the first nine months of 2000, the Company continued its remediation program related to a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the Year 2000 and beyond, and the inability of non-information technology systems to function properly when the Year 2000 arrives. As of the date of this report, the Company has not experienced any significant problems related to the Year 2000 Problem. Additionally, the Company has not become aware of any significant Year 2000 issues affecting the Company's major customers or suppliers, nor has it received any material complaints regarding Year 2000 Problems related to its services. The Company does not anticipate any remaining costs to address additional Year 2000 Problems will be material, although no assurances can be given in this regard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) are not material.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company, Murrel Neal, David Muti and Todd M. Speir, filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida (Case Nos. 8:00-CV-2013-T-26F, 8:00-CV-2210-T-27B and 8:00-CV-2246-T-27F), each on behalf of a putative class of all persons who purchased shares of the Company's Common Stock pursuant and/or traceable to the registration statement for the Company's February 1999 initial public offering (the "IPO"). The suits name as defendants the following parties: the Company; Geotrac of America, Inc. ("GEOTRAC"), a wholly-owned subsidiary of the Company; BIG; VCC; all directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., individually and as representatives of the underwriters for the IPO. The complaints allege, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaints allege that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to (i) the Company's ability to integrate Geotrac's flood zone determination business with the Company's insurance outsourcing services business and (ii) actual and anticipated synergies between the two businesses. The complaints seek unspecified damages, including interest, and equitable relief, including a rescission remedy. Management of the Company believes the material allegations of the complaints are without merit and intends to vigorously defend the lawsuits. No assurances can be given, however, with respect to the outcome of the litigation.


         Except as set forth in the preceding paragraph, there have been no material changes to the disclosure set forth under the caption "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 5.  OTHER INFORMATION

         On August 31, 2000, after exploring various strategic alternatives for the Company's flood zone determination business for approximately ten months and rejecting a final proposal to acquire the Company's Geotrac subsidiary, the Company ceased all further efforts to pursue the possible disposition of Geotrac or its flood zone determination business. The Company originally announced its intention to pursue strategic alternatives for Geotrac and its flood zone determination business in a press release dated October 28, 1999.


         Effective September 30, 2000, the BFC and VCC Plans were amended to provide for, among other things, immediate vesting of benefits payable thereunder to certain current and former officers and directors of the Company. Accordingly, as of September 30, 2000, the total discounted and non-discounted benefits payable under these plans, which have accrued since February 11, 1999, the date of the Company's initial public offering (the "IPO Date"), totaled $327,000 and $894,000, respectively, for the BFC Plan and $12,000 and $43,000, respectively, for the VCC Plan. Benefits under each of such plans generally are payable in 120 equal installments beginning at age 60. Although resulting in compensation expense (on a discounted basis) to the Company, all of such benefits under such plans were granted on or before the IPO Date and constitute the respective obligations of BFC and VCC, not the Company. The benefits described herein exclude amounts vested prior to the IPO Date and/or allocable to services provided to BIG or its affiliated entities (other than the Company or its subsidiaries) since the IPO Date.


         The aggregate amount (on a non-discounted basis) in benefits payable to each of the Company's current and former executive officers and directors of the Company under the BFC Plan and the VCC Plan, respectively, and which have accrued from the IPO Date through September 30, 2000, are as follows: David K. Meehan, $0 and $0; David M. Howard, $247,515 and $25,523; Robert G. Gantley, $217,583 and $0; Christopher P. Breakiron, $0 and $0; Daniel J. White, $0 and $0; Kathleen M. Batson, $43,348 and $6,160; John A. Grant, Jr., $154,100 and $9,210; William D. Hussey, $100,000 and $0; E. Ray Solomon, $100,000 and $0;
and Alejandro M. Sanchez, $0 and $0. The foregoing benefits exclude amounts vested prior to the IPO Date and/or allocable to services provided to BIG or its affiliated entities (other than the Company or its subsidiaries) since the IPO Date.


         Except as set forth below, since the IPO Date, no officers or directors of the Company have been eligible to receive additional grants under such phantom stock plans or have been subject to future allocations of profits or losses with respect thereto. In addition, except as set forth below, all current officers and directors of the Company were fully vested, as of September 30, 2000, in all benefits under such plans. Notwithstanding the foregoing, Robert G. Menke, a director of the Company, and David K. Meehan, Chairman of the Board of the Company, will continue to be eligible to receive grants, vest in benefits received and share in profits and losses under such plans in their capacity as officers and directors of BIG and its affiliated entities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         EXHIBIT NO.       DESCRIPTION


         10.1 Insurance Administration Services Agreement Termination and Interim Services Addendum, effective as of August 1, 2000, by and between Insurance Management Solutions, Inc., International Catastrophe Insurance Managers, LLC and Clarendon National Insurance Company, including all schedules and exhibits thereto
         27.1     Financial Data Schedule (for SEC use only)

b)       Reports on Form 8-K

         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 17, 2000                   INSURANCE MANAGEMENT SOLUTIONS
                                          GROUP, INC.
                                          (Registrant)


                                          By: /s/ DAVID M. HOWARD
                                             ----------------------------------
                                                  David M. Howard
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                         By: /s/ CHRISTOPHER P. BREAKIRON
                                             ----------------------------------
                                                 Christopher P. Breakiron
                                                 Chief Financial Officer,
                                                 Treasurer and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------


10.1 Insurance Administration Services Agreement Termination and Interim Services Addendum, effective as of August 1, 2000, by and between Insurance Management Solutions, Inc., International Catastrophe Insurance Managers, LLC and Clarendon National Insurance Company, including all schedules and exhibits thereto

27.1     Financial Data Schedule (for SEC use only)