Form 10-K405
period 2000-12-31
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2001-04-17
CIK 1063167

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________


                        COMMISSION FILE NUMBER 000-25273


                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                              59-3422536
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


         360 CENTRAL AVENUE
       ST. PETERSBURG, FLORIDA                                     33701
----------------------------------                              ----------
(Address of registrant's principal                              (Zip Code)
         executive offices)


                                 (727) 803-2040
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                Yes [X]  No [ ]

    As of March 30, 2001, there were outstanding 12,800,261 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 30, 2001 was $1.3 million.

================================================================================

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

                            FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   19
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   28
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   28

                                  PART III
Item 10.  Directors and Executive Officers of Registrant..............   29
Item 11.  Executive Compensation......................................   32
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   42
Item 13.  Certain Relationships and Related Transactions..............   43

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   50

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends; (xi) the potential for unfavorable interpretation of existing government regulations or new government legislation;
(xii) the impact of general economic conditions and interest rate fluctuations on the demand for the Company's services, including flood zone determination services; (xiii) the outcome of certain litigation and administrative proceedings involving the Company's principal customer; (xiv) uncertainties regarding the market acceptance of the Company's new services; (xv) the ability to develop new technological solutions for current and prospective customers;
(xvi) the ability to establish positive name recognition in the market place;
(xvii) changes in existing service agreements; (xviii) the ability to obtain new customers and retain existing customers; (xix) the ability to obtain third-party information technology outsourcing services on a timely basis and at reasonable costs; and (xx) the ability to achieve expected expense reductions as a result of management initiatives. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report and the risks discussed under the caption "Risk Factors" included in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-57747). Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K and 10-K and Annual Reports to Shareholders.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Insurance Management Solutions Group, Inc. (collectively with its subsidiaries, the "Company"), through its wholly-owned subsidiaries, Insurance Management Solutions, Inc., Geotrac of America, Inc. ("Geotrac") and Colonial Claims Corporation, provides (1) comprehensive policy and claims outsourcing services to the property and casualty ("P&C") insurance industry, with an emphasis on providing these services to the flood insurance market, and (2) flood zone determinations to financial institutions, mortgage lenders and insurance companies.

     Outsourcing Services. The Company's outsourcing services, which are offered on either a bundled or "a la carte" basis, include policy administration, claims administration and information technology services. During 1999 and 2000, the Company processed approximately 767,000 and 836,000 insurance policies, respectively, including approximately 616,000 and 675,000 flood insurance policies, respectively, making it a significant provider of flood insurance outsourcing services. The Company currently provides flood outsourcing services to approved write-your-own carriers including its affiliate, Bankers Insurance Group, Inc. (together with its subsidiaries, "BIG"), Farmers Insurance Group, Mobile USA Insurance Company, Inc. and AAA Auto Club South Insurance Company, as well as to insurance companies that offer flood insurance utilizing BIG as their private label servicing carrier, such as Armed Forces Insurance Corporation and AMICA Mutual Insurance Company. In conjunction with BIG, the Company is able to offer insurance companies the ability to create a turnkey private label flood insurance product. The Company believes this product is attractive to insurance companies that desire to offer flood insurance but are not certified by the Federal Emergency Management Agency ("FEMA") to sell and service flood insurance. The Company anticipates continued growth in the demand for flood insurance, and related flood outsourcing services, over the next several years.

     The Company is a 65.2% owned subsidiary of BIG, a holding company chartered in Florida in 1976. BIG provides multiple lines of P&C insurance, most notably flood, homeowners and automobile insurance, to individuals and businesses throughout the United States. From 1995 to 2000, BIG's premiums grew from $160 million to $323 million, representing annual growth rates of 46.8%, 10.4%, 13.8%, 7.3% and 2.1%, respectively, and a compound annual growth rate of 15.1%. BIG is the largest underwriter of flood insurance policies through independent agents (and the second largest overall) in the United States. BIG is also the Company's principal customer, accounting for approximately 58.1% of the Company's total revenues and 79.5% of the Company's outsourcing revenues in 1999 and approximately 60.2% of the Company's total revenues and 82.6% of the Company's outsourcing revenues in 2000.

     Effective January 7, 1999, the Company acquired Colonial Claims Corporation (formerly Colonial Catastrophe Claims Corporation) ("Colonial Claims"), a Florida corporation. Colonial Claims contracts with P&C insurance carriers to handle property and casualty claims on their behalf. Colonial Claims has assembled a large network of independent claims adjusters who respond to individually reported loss assignments from Colonial Claims and are compensated based upon a set claims fee schedule. Colonial Claims reviews and approves claims settlements, assures consistency and quality of settlement practices, and transmits claims information to the insurance carriers. The insurers, in turn, approve and remit claims payments to the insureds. During 1999 and 2000, Colonial Claims accounted for approximately $7.6 million and $3.5 million, respectively, of the Company's outsourcing revenues.

     Flood Zone Determination Operations. Geotrac is a leading provider of flood zone determination services. During 1999 and 2000, Geotrac processed approximately 1.28 million and 1.29 million flood zone determinations, respectively, for over 1,380 and 1,880 customers, respectively, including mortgage lenders and P&C insurance companies. Flood insurance is required by federal law in connection with virtually all residential mortgage loans, including refinancing loans, covering properties located within federally designated high-risk flood zones. A flood zone determination is necessary in order to ascertain a property's flood zone classification. In addition, due to more stringent underwriting criteria, P&C insurers increasingly require flood zone determinations prior to issuing commercial property policies. Geotrac uses its proprietary database, compiled and digitized from flood maps distributed by FEMA, to determine whether a particular property or structure is located within a flood zone classification that requires flood insurance. The Company estimates that over 95% of U.S. households are in counties covered by its electronic database.

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

     From 1995 through 2000, the U.S. flood insurance market has grown from $1.1 billion to $1.7 billion in total annual flood premiums, representing annual growth rates of 8.5%, 15.0%, 15.1%, 4.2%, and (0.1)%, respectively, and a compound annual growth rate of 8.4%. During that same period, the dollar amount of annual flood premiums administered by the Company has grown from $80 million in 1995 to $216 million in 2000, representing annual growth rates of 27.6%, 29.5%, 19.6%, 18.3%, and 15.4%, respectively, and a compound annual growth rate of 22.0%. Currently, almost 19,000 communities participate in the Flood Program, and approximately 100 insurance companies are registered to offer WYO flood insurance.

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

     According to A.M. Best, premium revenues in the P&C industry have increased by an average of 2.2% annually since 1995. The P&C industry is highly competitive, with insurance companies competing primarily on the basis of price, consumer satisfaction and the ability to pay claims. According to A.M. Best, as of December 31, 1999, there were approximately 3,300 P&C insurance companies in the United States. These companies generated approximately $287 billion in annual P&C premium revenues in 1999, of which more than one-half related to personal lines automobile, homeowners and flood insurance business, the core markets serviced by the Company. The Company believes there are a significant number of P&C insurance companies for which outsourcing is a viable alternative to maintaining in-house processing capabilities. More specifically, the Company believes it can offer many of these insurance companies the opportunity to reduce their processing costs by outsourcing such functions to the Company.

     Over the past decade, many P&C insurance companies have begun using third-party vendors to provide certain policy and claims administration services that were traditionally performed in-house. This outsourcing of services allows insurers to focus on their core competencies, reduce costs and eliminate capital expenditures for the development, installation, operation and maintenance of information management and automation systems. The Company believes that insurance companies will increase their levels of outsourcing as they determine that policy and claims administration and regulatory compliance are complicated and too costly to perform efficiently in-house. The Company believes it will have opportunities to market its outsourcing services for the following reasons:

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

     - Development of Internet Based Solutions. The Company believes that, in order to compete in an Internet economy, P&C companies will need to aggressively pursue Internet solutions for their business -- either directly to consumers or through their insurance agency (direct or independent) distribution channel. According to The Conning Commentary, a principal need of independent insurance agents is an effective electronic interface with insurance carriers. Until recently, most insurance company web sites provided information content only; however, the current trend is toward quoting, rating and issuing policies via the Internet. The Company believes that there are a substantial number of P&C companies that have targeted the Internet as their primary initiative in terms of providing a mechanism for their producers to quote, rate and issue insurance policies. The Company also believes many of these companies will need to outsource the development of an Internet insurance transaction solution because of the proprietary nature of their information technology ("IT") systems and the difficulty of connecting them to the Internet.

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

THE IMSG SOLUTION

     The Company believes it is positioned to capitalize on the foregoing market opportunities in the following ways:

     - Flood Insurance Experience. The Company is one of the leading providers of flood insurance outsourcing services in the United States, currently servicing over 675,000 flood insurance policies. As a result, the Company has developed substantial expertise and scale in virtually all aspects of the flood insurance servicing business.

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

     - Insurance Industry Expertise. Unlike certain of its competitors, the Company's senior management has substantial experience in the insurance industry. As a result of this core competence, management believes the Company is well-suited to understand and address its customers' needs.

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

     - Customer Service to Independent Agent Networks and
       Policyholders. Because residential and commercial flood insurance rates are set by FEMA and therefore are not directly subject to competitive pressures, the Company believes customer service is a critical consideration for independent sales agents in determining which carrier's flood insurance policies to sell. BIG is the largest underwriter of flood insurance policies through independent agents in the United States, and the Company processes and services all of BIG's flood insurance policies. The Company believes that largely as a result of its affiliation with BIG it has developed a customer service-oriented culture that strengthens its clients' relationships with their independent sales agent networks and policyholders. The Company focuses on providing superior service, such as timely policy issuance and rapid and professional response to agent and policyholder inquiries. The Company maintains and monitors quality service standards and continually seeks to measure customer satisfaction.

     - Claims Services. The Company believes it is positioned to capitalize on its significant experience in the area of claims adjusting and processing. The Company recently integrated the claims operations of its Colonial Claims subsidiary with its internal property claim division in order to offer independent property adjusting services in addition to catastrophe adjusting services.

GROWTH STRATEGY

     The Company's objectives are (1) to become a leading provider of outsourcing services to the P&C industry and (2) to become the leading provider of flood zone determinations to financial institutions, mortgage lenders and P&C insurers. The Company's principal strategies for achieving these objectives are as follows:

     - Expand Flood Outsourcing Business. The Company has extensive experience and expertise in virtually all aspects of the flood insurance servicing business and occupies a leading position in that market. Key aspects of the Company's growth strategy include (1) marketing flood outsourcing services to existing WYO carriers that it believes will benefit for cost or infrastructure reasons from the Company's services, (2) offering its outsourcing services to new entrants that lack the infrastructure or expertise necessary to service flood insurance customers, (3) marketing its ability, in conjunction with BIG, to provide and service a private label insurance product to insurance companies that desire to offer flood insurance but are not approved by FEMA to sell and service flood insurance, and (4) increasing the volume of flood outsourcing services business from the Company's existing customer base, which as of March 31, 2001, consisted of twenty-three (23) customers under contract, either directly or through BIG.

     - Expand Relationships With Existing Customers. The Company intends to continue to pursue efforts to capitalize on its existing outsourcing customer base by cross-marketing additional outsourcing services to certain of these existing customers.

     - Expand E-Solutions Focus. The Company believes that it has the ability to assist P&C insurers in their challenge to provide Internet-based services. The Company also believes that its solution of connecting legacy systems with Internet browser-based functionality will be an attractive alternative to P&C companies attempting to develop a solution using their own resources. In 2000, the Company completed and fully integrated its Internet solution for its flood and homeowners products. Although the Company plans to continue its own development in this area, it may also use third-party software developers to assist in bringing on new clients requiring different connectivity solutions.

     - Focus on Maximizing Economies of Scale. The Company believes that demand for P&C insurance outsourcing services will grow as such services become more affordable and cost effective. To achieve such affordability and cost effectiveness, a P&C outsourcing provider must develop certain economies of scale. The Company currently services over 836,000 insurance policies annually. As a result, it has developed a large number of efficiencies in many aspects of its operations, from the receipt of policy applications to billings and collections. By deploying internally developed applications software, rating disks for applications input, lockbox and cash office processing, automated voice response, computerized forms and automated policy assembly, the Company has attained expense efficiencies that management believes are characteristic of insurers processing substantially greater policy volumes. As a consequence, the Company believes it is well-positioned to capitalize on the growing trend toward outsourcing administrative functions in the P&C industry by offering insurers better quality and more cost-effective "back office" operations. Moreover, the Company intends to continue expanding these efficiencies by increasing the utilization of its existing infrastructure and databases.

     - Redirect Sales Efforts. During 2000, the Company established separate marketing alliances with a large reinsurance company and a large reinsurance broker. The Company anticipates that these alliances will enable the Company to review potential clients brought to them by these alliance partners. In addition, the Company has eliminated its internal outsourcing sales force, thereby reducing its overall marketing expenses.

     - Generate Recurring Revenues. The Company seeks to generate recurring revenues by entering into contractual relationships (typically three to five years) with its outsourcing customers and by offering services that are structured to generate revenues based on events that occur frequently in the normal course of a customer's business, such as claims, mortgage applications and insurance policy renewals.

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

     The Company also offers a range of information technology services to assist customers in operating, maintaining and enhancing information systems. Beginning June 1, 2001, the Company expects to provide these services primarily through third-party vendors, including BIG. See "Item 13. Certain Relationships and Related Transactions -- Letter Agreements." The Company integrates the customer's system platform with the Company's processing platform, including the installation of all necessary hardware components, depending on the customer's needs. This integration allows the customer to administer its policies and claims internally by using the Company's systems and software. The Company typically receives a percentage of premiums as compensation, subject to a minimum fee. The Company's information technology menu includes the following services: information management via integrated, secure computer systems; document imaging; Internet rating and underwriting services; monetary systems services, including payment processing; automated printing, packaging and distribution of documents; generation of agent commission statements and production reports; security administration and access control; software application enhancement and maintenance; problem resolution and reporting; and data backup and disaster recovery functions.

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

     The Company also offers flood outsourcing services to insurance companies that seek to provide flood insurance, but do not want to become certified WYO carriers. In this case, the services are provided in conjunction with a proprietary flood product. An insurance company can establish a private label insurance product written through BIG whereby the customer's name and logo appear on the policy documents, while BIG acts as the servicing carrier. The Company also intends to continue to market its outsourcing services to banks, credit unions and other financial institutions as they become increasingly involved in the sale of insurance.

     Flood Zone Determination Business. For a fixed fee, the Company will provide a customer -- typically a mortgage loan originator or an insurance company -- with a determination as to whether a specified property is located within a federally-designated flood zone classification. The Company uses its proprietary national flood zone database to make flood zone determinations. This database, which is continually updated, allows the Company to determine if a particular structure is located within the special flood hazard areas established by FEMA. These determinations assist mortgage lenders in complying with federal regulations under which they must require borrowers to purchase the appropriate level of flood insurance. Management estimates that over 95% of U.S. households are located in counties covered by the Company's electronic flood zone database. For approximately 80% of determinations requested, the Company is able to perform automated flood zone determinations in a matter of seconds. Determinations made on a fully-automated basis are significantly more cost effective than manual determinations. In some cases, particularly where a property is not clearly within or outside a flood hazard area, the database search will not produce an automatic determination, or "hit," and a manual search becomes necessary. Manual searches require extra time and labor and are not nearly as cost effective as fully-automated searches.

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

     In addition to flood zone determinations, the Company provides flood-related ancillary services. For example, the Company provides a standard flood compliance packet to lenders which includes information on community status, mapping, specific structure location, amount of flood insurance required, secondary market and government program restrictions, and floodway and coastal zone barrier restrictions. The life-of-loan product tracks both community status and FEMA map changes on a daily basis for the life of the loan. If changes occur that affect the subject property, a new report is automatically generated for no additional charge. Certain ancillary services are transferable if the mortgage loan for which the flood zone determination was done is sold or transferred. Through its GeoCompass(R) service, the Company provides certain CD-ROM services on-site at customer locations. The CD-ROM delivery system offers customers the ability to perform certain flood zone determinations at their own desktops. During 2000, the Company began offering Internet options for order and delivery of flood zone determinations, as well as customized direct interfaces that connect to the customer's system allowing electronic delivery of completed flood zone determinations. The Company also has established Internet alliances with providers of mortgage closing services for credit, title appraisal, tax, electronic document transfer and tracking, reporting and closing process management.

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

     The Company has established a relationship with JDI Software Services Pvt. Ltd. ("JDI"), located in India, which provides certain services that have increased the efficiency and cost effectiveness of the Company's flood zone determination business. JDI currently builds databases and creates digitized maps that the Company uses in connection with its flood zone determination business. In addition, Geotrac presently uses JDI to perform manual flood zone determination searches at costs significantly below U.S. market rates. The Company also has retained two JDI systems analysts on a consulting basis at its Norwalk, Ohio headquarters to assist in the design and programming of new technologies. Each of these consultants directs a team of programmers in Bangalore, India.

     The Company uses different pricing and contractual arrangements for one-time and life-of-loan flood zone determinations. The Company performs flood zone determinations for both residential and commercial properties, with determinations for residential properties comprising approximately 85% of such business.

CUSTOMER SUPPORT AND INSTALLATION

     The Company's outsourcing services are provided from three separate customer service centers in St. Petersburg, Florida -- two for policy and claims administration and one for catastrophic claims administration.

     The policy administration center has approximately 150 employees, most of whom are trained customer service representatives. Customer service representatives are responsible for the timely handling and resolution of incoming phone calls related to underwriting, rating, billing, policy status and other policy administration matters. While most calls come from insurance agents, the phone center also handles calls from mortgage companies, policyholders and insureds.

     The claims administration customer service center is responsible primarily for handling calls from claimants and insureds reporting property losses. The center also handles calls from agents and others related to coverage of existing claims. The center has approximately 150 employees, approximately half of whom are licensed claims representatives responsible for the adjustment of claims. Incoming calls are taken by approximately 10 customer service representatives who are trained to handle all types of insurance claims. Unlike many other claims administration centers, the Company's service center is able to immediately assign each claim to a licensed adjuster for processing. The claims administration switchboard is open weekdays from 7:30 a.m. to 9:00 p.m. (Eastern
Time), and customer service representatives and licensed adjusters are available 24 hours a day, seven days a week, to handle emergency claims. The Company's Colonial Claims subsidiary operates in its own location and has a staff of approximately 10 employees.

     The Company currently maintains a separate customer service center relating exclusively to its flood zone determination business. This service center is located in Norwalk, Ohio and houses a staff of approximately 140 employees. The Company believes its service center is one of the largest flood zone determination service centers in the industry. A team comprised of a senior manager and up to four service representatives is assigned to each customer account. The team advises the customer in all matters of flood compliance and will train a customer's staff at their own or the Company's offices. The team also provides direct support to their customers' independent direct sales agent networks.

SALES AND MARKETING

     The Company seeks to market its outsourcing capabilities by leveraging its existing expertise in flood insurance administration and by targeting prospective customers, such as insurers with high expense ratios or limited expertise in certain P&C lines. The Company's sales and marketing efforts are overseen by its President, who works principally in concert with its reinsurance brokers and reinsurer strategic partners to market its outsourcing services. The Company also advertises in various trade publications and participates in industry conventions and trade shows to enhance the penetration of its flood and non-flood markets. In an effort to reduce expenses, the Company eliminated its four-person marketing and sales division in February, 2001.

     The Company markets its flood zone determination services both directly through its own sales personnel, consisting of 14 persons, and indirectly through its alliances with other service providers.

INFORMATION SYSTEMS

     The Company utilizes fully-integrated, real-time, processing systems at its St. Petersburg, Florida facilities to provide many of its outsourcing services. These systems, which run on an IBM AS/400 platform coupled with a relational database, enable the Company to provide on-line ratings and underwriting information, issue required insurance forms to policyholders and agents, and produce renewal and non-renewal notices. The processing systems interface with a disbursement system which enables the Company to generate checks automatically.

     A separate IBM AS/400 is used to develop, enhance and test new and existing systems. In the event of a power failure, the AS/400 site is supported by a fully-functional backup system that provides additional processing time of one hour under full load. Insurance policies and related documents are scanned to optical disks, and are retrievable at most LAN workstations. The Company also has an optical jukebox that can store approximately 10 million documents. The Company's data center has controls to ensure security and a disaster recovery plan which is tested regularly.

     The Company also utilizes computer systems at its Geotrac location, including two IBM AS/400 processors. Geotrac also has several major production systems, including GeoCompass(R) and life-of-loan tracking.

     The Company is capable of developing modifications or enhancements to its licensed software to meet its outsourcing customers' particular needs. Business analysts from the Company work with each customer to ensure that the Company understands the customer's system requirements. Once the system requirements have been documented, the Company dedicates a team of systems analysts and/or contracts with a third-party provider to develop the appropriate modifications or enhancements to its software system.

CUSTOMERS

     The Company currently provides outsourcing services to over 40 customers. The Company's largest customer, BIG, accounted for approximately 57%, 58% and 60% of the Company's revenues in 1998, 1999 and 2000, respectively. Consequently, any material decrease in the outsourcing business from BIG would have a material adverse effect on the Company's business, financial condition and results of operations. The Company provides outsourcing services to other WYO carriers, including Farmers Insurance Group, AAA Auto Club South Insurance Company and Mobile USA Insurance Company, Inc. The Company also provides outsourcing services to various insurance companies, such as Armed Forces Insurance Corporation and AMICA Mutual Insurance Company, that utilize BIG as their servicing carrier.

     The Company provides flood zone determination services to over 1,880 banks, credit unions, mortgage lenders, insurance companies and, other financial institutions. The Company's principal insurance company customers for such services include FM Global and Wausau Underwriters Insurance Company. In addition, the Company provides flood zone determination services to numerous credit unions, a number of which became customers as a result of the Company's alliance with CUNA Mutual Group, the nation's largest provider of insurance products to credit unions. The Company also provides such services to mortgage lenders such as ABN Amro North America, Inc. primarily through its alliance with Equifax Mortgage Services, believed by the Company to be the largest mortgage credit reporting agency in the U.S.

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

     The market for flood zone determination services is dominated by the Company and several principal competitors, including First American Financial, Transamerica, and Fidelity National. The Company believes that the principal competitive factors in the market for flood zone determinations include price, quality and variety of services, and response time.

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

EMPLOYEES

     As of March 31, 2001, the Company had 586 full-time and 30 part-time employees, consisting of 14 in sales and marketing, 405 in customer service and support, 98 in technical support, and 99 in management, administration and finance. None of the Company's employees is subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

     On or about June 1, 2001, the effective date of many of the changes to the various contractual arrangements between the Company and BIG set forth in a Letter Agreement, dated April 13, 2001 (the "Letter Agreement"), described in "Item 13. Certain Relationships and Related Transactions -- Letter Agreements," the Company expects to terminate approximately 70 technical support employees. It is anticipated that most, if not all, of these persons will become employees of BIG immediately thereafter, and will provide technical support services to the Company pursuant to a new Technical Support Services Agreement expected to be executed between the Company and BIG on or before June 1, 2001.

RISK FACTORS

     The Company's financial condition and results of operations may be impacted by a number of factors, including, but not limited to the following risk factors, any of which could cause actual results to materially differ from historical or anticipated future results.

  Reliance on Key Customer

     The Company derives a substantial portion of its revenues from outsourcing services provided to its principal shareholder, BIG. For the years ended December 31, 1998, 1999 and 2000, revenues from services provided to BIG accounted for approximately 57%, 58% and 60%, respectively, of the Company's total revenues and approximately 95%, 80% and 83%, respectively, of the Company's revenues from outsourcing services. The Company has contracts with BIG pursuant to which it will continue to provide administrative services to BIG. Pursuant to the Letter Agreement, these contracts will be amended, effective June 1, 2001, to, among other things, extend their respective terms until October 31, 2002 and modify their service fee schedules to more accurately reflect current competitive rates, as well as the assumption by BIG of certain data and technical support services previously provided by the Company. See "Item 13. Certain Relationships and Related Transactions -- Letter Agreements." The Company's future financial condition and results of operations will depend to a significant extent upon the commercial success of BIG and its continued willingness to utilize the Company's services. Any significant downturn in the business of BIG or its commitment to utilize the Company's services could have a material adverse effect on the Company's business, financial condition and results of operations.

     Moreover, as a result of the significant changes to the contractual arrangements between the Company and BIG contemplated by the Letter Agreement, the Company will become, effective June 1, 2001, largely dependent upon BIG for technical support, computer programming and systems analysis services which the Company previously performed in-house. As a result, the Company will possess less direct control over its ability to meet its customers' demands, which, in turn, could have material adverse effect on the Company's business, financial position and results of operations. In addition, certain current or potential customers of the Company could be competitors of BIG, and, thus, the provision of such services by BIG could have a material adverse effect on the Company's relationship with such current or potential customers.

  Dependence on Economic and Other Factors; Fluctuations in Quarterly Operating Results

     The Company's business is dependent upon various factors, such as general economic conditions and weather patterns, that are beyond its control. For example, the demand for flood zone determinations by lenders and their customers is directly related to the affordability of mortgage financing and refinancing. Higher interest rates are generally less conducive to a higher volume of mortgage lending and flood zone determinations. Therefore, increases in interest rates could have a negative impact on mortgage lending and consequently also on the level of flood zone determinations requested. Fluctuations in interest rates will likely produce fluctuations in the Company's quarterly earnings and operating results. Likewise, natural disasters such as hurricanes, tornadoes, and floods, all of which are unpredictable, directly impact the demand for both the Company's outsourcing, particularly claims outsourcing, and flood zone determination services.

  Class Action Litigation

     On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company's Common Stock pursuant and/or traceable to the registration statement for the Company's February 1999 initial public offering (the "IPO"). The lawsuits were consolidated on December 1, 2000, and the consolidated action is proceeding under Case No. 8:00-CV-2013-T-26MAP. The plaintiff's Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendants the following parties: the Company; Geotrac; BIG; Venture Capital Corporation, a selling shareholder in the IPO; the five inside directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. (On April 5, 2001, the plaintiffs' filed a Notice of Scrivener's Error notifying all parties to the litigation that Geotrac was inadvertently named as a defendant in the complaint.) The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to: (i) the Company's ability to integrate Geotrac's flood zone determination business with the Company's own flood zone determination business and with its insurance outsourcing services business;
(ii) actual and anticipated synergies between the Company's flood zone determination and outsourcing services business lines; and (iii) the Company's use of the IPO proceeds. The complaint seeks unspecified damages, including interest, and equitable relief, including a rescission remedy. On March 26, 2001, the Company, BIG and the five inside director defendants filed a motion to dismiss the plaintiffs' Consolidated Amended Class Action Complaint for, among other things, failure to allege material misstatements and/or omissions in the roadshow presentations, registration statement and/or prospectus relating to the IPO. Management of the Company believes the material allegations of the complaints are without merit and intends to vigorously defend the lawsuit. No assurances can be given, however, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

  Regulatory Matters

     Bankers Insurance Company ("BIC"), a subsidiary of BIG, and Bankers Life Insurance Company ("BLIC") and Bankers Security Insurance Company ("BSIC"), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charges BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notifies BIC, BLIC and BSIC that the Insurance Commissioner intends to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida. On February 19, 2001, the DOI filed a Motion for Leave to File Amended Complaint. On March 29, 2001, the court issued an order granting the DOI's motion.

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

     On November 19, 1999, the United States, on behalf of the Federal Emergency Management Agency ("FEMA"), filed a civil action against BIC in the United States District Court for the District of Maryland stemming from FEMA's investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program ("NFIP"). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act. The complaint further alleges various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million as well as treble, punitive and consequential damages, costs and interest. The suit is currently stayed pending arbitration following a decision by the United States Court of Appeals for the Fourth Circuit in favor of BIC on its motion to stay the litigation pending arbitration. BIC has informed the Company that BIC is not aware of the government's intentions for further appeal of the order regarding arbitration. BIC has further informed the Company that it intends to vigorously defend against the action, but no assurances can be given as to the outcome thereof. However, BIG has advised the Company that an adverse judgment in this action should not have a material adverse affect on the business and/or operations of BIC, although no assurances can be given in this regard.

     FEMA's investigation of certain claims processing practices of BIC in connection with its participation in the NFIP is continuing, and BIC has produced documentation in connection therewith. If the parties are either unable to reach agreement in these matters or resolve their disagreement in arbitration, the United States could amend its complaint against BIC to add additional claims under the False Claims Act and/or various common law and equitable theories relating to such matters. In the event such continuing investigation or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss of or material decrease in the Company's business from BIC, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Control by Principal Shareholder; Conflicts of Interest

     BIG currently owns approximately 65.2% of the outstanding shares of the Company's Common Stock. As a result, BIG is able to elect the Company's directors and determine the outcome of other matters requiring shareholder approval. BIG's ultimate parent, Bankers International Financial Corporation, Ltd., is wholly-owned by a discretionary charitable trust. David K. Meehan, the Company's Chairman of the Board, and Robert M. Menke and Robert G. Menke, directors of the Company, presently serve on the board of directors of a corporation that possesses discretionary power with respect to this trust to (i) direct the trustee to appoint the trust fund to another trust for the benefit of one or more of the beneficiaries of the trust and (ii) remove the trustee and appoint one or more new trustees.

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

     Certain officers and directors of the Company, including David K. Meehan, the Company's Chairman of the Board, also serve as officers and directors of BIG. Mr. Meehan serves as Vice Chairman of the Board of Directors of BIG, Robert
M. Menke serves as a director of BIG, and Robert G. Menke serves as President, Chief Executive Officer and a director of BIG. In addition, as described below, the Company will continue to have a variety of contractual relationships with BIG. As the interests of the Company and BIG may differ, Messrs. Meehan, Robert
M. Menke and Robert G. Menke may face certain conflicts of interest.

     The Company's relationship with BIG is governed by various agreements, including (i) an administration services agreement pursuant to which BIG provides benefits administration, cash management, and certain limited accounting and legal services to the Company, (ii) service agreements pursuant to which the Company provides policy and claims administration services for BIG,
(iii) a technical support services agreement pursuant to which the Company provides certain systems development services to BIG and (iv) lease agreements pursuant to which BIG leases certain facilities to the Company. On April 13, 2001, the Company and BIG and entered into the Letter Agreement. Pursuant to the Letter Agreement: (a) the administration agreement was terminated effective April 1, 2001 and will be replaced, effective June 1, 2001, with a new corporate services agreement pursuant to which BIG will provide the Company with various marketing and training services at fixed hourly rates; (b) the services agreements will be amended effective June 1, 2001 to, among other things, extend the term of each agreement and modify certain of the service fees payable thereunder to reflect current competitive rates and the elimination of data and technical support services from the administration services to be provided by the Company thereunder; and (c) the technical support services agreement was terminated effective April 1, 2001 and will be replaced, effective June 1, 2001, with a new Technical Support Services Agreement pursuant to which BIG will provide certain technical support services to the Company. None of the foregoing agreements resulted from arm's-length negotiations. Nevertheless, the Audit Committee of the Board of Directors has approved the Letter Agreement, and the

Company believes that the transactions provided for therein are on terms no less favorable than those that could be obtained on an arm's-length basis from independent third parties.

  Rights of Former Geotrac Shareholder; Restricted Retained Earnings

     The Company has entered into a Corporate Governance Agreement with Geotrac and Daniel J. White setting forth certain terms and conditions pertaining to the operation of Geotrac following the acquisition of the remaining 51% interest in Geotrac in July, 1998. The Corporate Governance Agreement provides, in part, that for so long as Mr. White is a shareholder of the Company or Geotrac or has an option to purchase Geotrac stock, (i) the Company will vote all of its shares of Geotrac stock to fix and maintain the number of Geotrac directors at five,
(ii) the Company will vote its shares of Geotrac stock to elect as directors of Geotrac two persons designated by Mr. White, (iii) Mr. White's termination as a Geotrac employee will require the vote of four out of five members of the Board of Directors, and (iv) certain actions by Geotrac will require the unanimous approval of the Geotrac Board of Directors. Among the actions requiring such unanimous board approval under the Corporate Governance Agreement is the making of cash distributions to the Company, whether by dividend or otherwise. Therefore, pursuant to the Corporate Governance Agreement, Mr. White may impede the Company's ability to access excess cash balances retained by its Geotrac subsidiary, even if all of the other directors of Geotrac were to approve the distribution thereof to the Company. To date, the Company has been able to access Geotrac's excess cash when necessary, primarily through the prepayment of outstanding intercompany indebtedness. No assurances can be given, however, that the Company will be able to obtain available cash from Geotrac. If the Company is unable to do so, it could have a material adverse effect on the Company's business, financial condition and results of operations. Other actions requiring the unanimous approval of the Geotrac Board of Directors include any merger or consolidation, the payment of management or similar fees to the Company, or its subsidiaries or affiliates, the sale or issuance of Geotrac stock, and the sale of Geotrac assets outside the ordinary course of business to anyone other than an affiliate of Geotrac. Mr. White also has a right of first refusal to purchase the assets of Geotrac in the event such assets are to be sold. Mr. White is presently a director and shareholder of the Company.

  Dependence on Senior Management

     The success of the Company is largely dependent upon the efforts, direction and guidance of its senior management, and in particular David K. Meehan, the Company's Chairman of the Board, David M. Howard, the Company's President and Chief Executive Officer, Robert G. Gantley, the Company's Senior Vice President and Chief Operating Officer, and Daniel J. White, Geotrac's President and Chief Executive Officer. The Company's continued growth and success depends in part on its ability to attract and retain qualified managers, and on the ability of its executive officers and key employees to manage its operations successfully. The loss of any of the Company's senior management or key personnel, or its inability to attract and retain key management personnel in the future, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Limited Operating History in Third-Party Outsourcing

     Since its inception, the Company has provided outsourcing services to BIG, the largest underwriter of flood insurance policies through independent agents (and the second largest overall) in the United States. As BIG's outsourcing provider, the Company has become a significant provider of flood insurance outsourcing services; however, to date it has not derived significant revenue from unaffiliated third-party outsourcing customers. A key element of the Company's growth strategy has been to leverage its experience and expertise in servicing BIG's flood, homeowners and automobile business to market its outsourcing capabilities in various P&C lines, including flood, homeowners and automobile insurance, to other insurance companies and financial institutions. To date, the Company has not been successful in implementing this growth strategy. While the Company will continue to seek to implement this growth strategy, there can be no assurance that the Company will be successful in doing so, and the failure to do so could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

  Volatility of Stock Price; Impact of Delisting

     The Company believes that various factors such as general economic conditions and changes or volatility in the financial markets, changing market conditions, and quarterly or annual variations in the Company's financial results, some of which are unrelated to the Company's performance, could cause the market price of the Common Stock to fluctuate substantially.

     Effective the close of business on February 21, 2001, the Company's Common Stock was delisted from trading on the Nasdaq National Market due to the Company's inability to remain in compliance with certain maintenance standards required for continued listing on the Nasdaq National Market. Since that time, the Common Stock has been eligible to trade on the OTC Bulletin Board. The Common Stock does not now, and may never, meet the requirements for re-listing on the Nasdaq National Market. The Company's inability to list its Common Stock on the Nasdaq National Market substantially reduces the liquidity of, and market for, the Common Stock.

ITEM 2.  PROPERTIES

     The following table sets forth certain information with respect to the principal facilities used in the Company's operations:

                               SQUARE                                      LEASE
LOCATION                        FEET            FUNCTIONS               EXPIRATION
--------                       ------           ---------               ----------
St. Petersburg, Florida(1)...  76,700    Corporate Headquarters      December, 2001
                                         and Outsourcing
St. Petersburg, Florida(1)...   4,500    Outsourcing                 December, 2001
St. Petersburg, Florida......  12,740    Outsourcing                 November, 2005(2)
St. Petersburg, Florida......  35,500    Outsourcing                 February, 2005(2)
Dunedin, Florida.............   5,200    Outsourcing                 February, 2004
Norwalk, Ohio................  12,400    Flood Zone Determination    August, 2004(2)
Norwalk, Ohio................  21,000    Flood Zone Determination    November, 2002(2)

---------------

(1) Each of these facilities is leased from BIG.
(2) The Company has the option to renew each of these leases for an additional five-year period.

     The Company believes that its existing facilities and additional or alternate space available to it are adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company's Common Stock pursuant and/or traceable to the registration statement for the Company's February 1999 initial public offering (the "IPO"). The lawsuits were consolidated on December 1, 2000, and the consolidated action is proceeding under Case No. 8:00-CV-2013-T-26MAP. The plaintiffs' Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendants the following parties: the Company; Geotrac; BIG; Venture Capital Corporation, a selling shareholder in the IPO; the five inside directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. (On April 5, 2001, the Plaintiffs' filed a Notice of Scrivener's Error notifying all parties to the litigation that Geotrac was inadvertently named as a defendant in the complaint). The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to: (i) the Company's ability to integrate Geotrac's flood zone determination business with the Company's own flood zone determination business and with its insurance outsourcing services business; (ii) actual and anticipated synergies between the Company's flood zone determination and outsourcing services business lines; and (iii) the Company's use of the IPO proceeds. The complaint seeks unspecified damages, including interest, and equitable relief, including a rescission remedy. On March 26, 2001, the Company, BIG and the five inside director defendants filed a motion to dismiss the plaintiffs' Consolidated Amended Class Action Complaint for, among other things, failure to allege material misstatements and/or omissions in the roadshow presentations, registration statement and/or prospectus relating to the IPO. Management of the Company believes the material allegations of the complaint are without merit and intends to vigorously defend the lawsuit. No assurances can be given, however, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

     Bankers Insurance Company ("BIC"), a subsidiary of BIG, and Bankers Life Insurance Company ("BLIC") and Bankers Security Insurance Company ("BSIC"), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charges BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notifies BIC, BLIC and BSIC that the Insurance Commissioner intends to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida. On February 19, 2001, the DOI filed a Motion for Leave to File Amended Complaint. On March 29, 2001, the court issued an order granting the DOI's motion.

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

     On November 19, 1999, the United States, on behalf of the Federal Emergency Management Agency ("FEMA"), filed a civil action against BIC in the United States District Court for the District of Maryland stemming from FEMA's investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program ("NFIP"). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act. The complaint further alleges various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million as well as treble, punitive and consequential damages, costs and interest. The suit is currently stayed pending arbitration following a decision by the United States Court of Appeals for the Fourth Circuit in favor of BIC on its motion to stay the litigation pending arbitration. BIC has informed the Company that BIC is not aware of the government's intentions for further appeal of the order regarding arbitration. BIC has further informed the Company that it intends to vigorously defend against the action, but no assurances can be given as to the outcome thereof. However, BIG has advised the Company that an adverse judgment in this action should not have a material adverse affect on the business and/or operations of BIC, although no assurances can be given in this regard.

     FEMA's investigation of certain claims processing practices of BIC in connection with its participation in the NFIP is continuing, and BIC has produced documentation in connection therewith. If the parties are either unable to reach agreement in these matters or resolve their disagreement in arbitration, the United States could amend its complaint against BIC to add additional claims under the False Claims Act and/or various common law and equitable theories relating to such matters. In the event such continuing investigation or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss of or material decrease in the Company's business from BIC, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, results of operations, or liquidity, although no assurances can be given in this regard.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In February, 1999, the Company completed an initial public offering of its Common Stock at an initial price of $11.00 per share. Until February 21, 2001, the Company's Common Stock was traded on the Nasdaq National Market under the symbol "INMG". The following table sets forth the high and low closing sales prices per share as reported by the Nasdaq National Stock Market for the Common Stock for the periods indicated.

                                                               HIGH     LOW
                                                               ----     ---
YEAR ENDED DECEMBER 31, 1999
  First quarter ended March 31, 1999........................  $11.88   $8.25
  Second quarter ended June 30, 1999........................   11.19    8.00
  Third quarter ended September 30, 1999....................    9.75    2.88
  Fourth quarter ended December 31, 1999....................    3.56    1.88
YEAR ENDED DECEMBER 31, 2000
  First quarter ended March 31, 2000........................    3.75    2.00
  Second quarter ended June 30, 2000........................    2.75    1.13
  Third quarter ended September 30, 2000....................    1.94    1.16
  Fourth quarter ended December 31, 2000....................    1.28    0.41

     Effective the close of business on February 21, 2001, the Company's Common Stock was delisted from trading on the Nasdaq National Market due to the Company's inability to remain in compliance with certain maintenance standards required for continued listing on the Nasdaq National Market. Since that time, the Common Stock has been eligible to trade on the OTC Bulletin Board. The OTC Bulletin Board is operated by the National Association of Securities Dealers, Inc. as a forum for electronic trading and quotation. On March 30, 2001, the closing bid price for a share of Common Stock as reported by the OTC Bulletin Board was $0.375. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

     As of March 30, 2001, there were 22 record holders of the Common Stock.

     In conjunction with the Company's acquisition of Geotrac, it entered into a Corporate Governance Agreement, dated July 31, 1998, with Geotrac and Daniel J. White ("Mr. White"), the corporation's president and then majority shareholder, setting forth certain terms and conditions pertaining to the operation of Geotrac. The Corporate Governance Agreement provides, among other things, that for so long as Mr. White owns stock in the Company or Geotrac, or has an option to purchase stock in Geotrac, certain actions by Geotrac will require the unanimous approval of the Geotrac Board of Directors, including any merger or consolidation, the payment of management or similar fees to the Company or its subsidiaries and affiliates, the sale or issuance of Geotrac stock, and the sale of Geotrac assets outside the ordinary course of business to anyone other than an affiliate of Geotrac. Among the actions requiring such unanimous board approval under the Corporate Governance Agreement is the making of cash distributions to the Company, whether by dividend or otherwise. Therefore, pursuant to the Corporate Governance Agreement, Mr. White may impede the Company's ability to access excess cash balances retained by its Geotrac subsidiary, which could impact the Company's ability to declare and pay dividends in the foreseeable future.

     The Company did not pay any dividends in either 1999 or 2000. The Company currently anticipates that any future earnings will be retained for development and expansion of the Company's business and does not anticipate declaring or paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company." The following selected consolidated financial data of the Company as of and for the years ended December 31, 1996, 1997, 1998, 1999, and 2000 has been derived from the Company's audited consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996      1997      1998      1999      2000
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues
  Outsourcing services...........................  $ 5,125   $29,714   $38,058   $52,168   $45,917
  Flood zone determination services..............    7,705     8,792    25,734    19,161    17,067
                                                   -------   -------   -------   -------   -------
          Total revenues.........................   12,830    38,506    63,792    71,329    62,984
                                                   -------   -------   -------   -------   -------
Expenses
  Cost of outsourcing services...................    3,896    21,989    26,875    37,428    36,766
  Cost of flood zone determination services......    5,362     4,764    11,131     8,102     7,664
  Selling, general and administrative............    1,121     3,026     8,381    11,857    11,205
  Management services from Parent................    1,054     2,344     3,260     2,256     1,885
  Deferred compensation (non-recurring item).....       --        --       728        --        --
  Depreciation and amortization..................      309       684     4,311     5,498     5,342
                                                   -------   -------   -------   -------   -------
          Total expenses.........................   11,742    32,807    54,686    65,141    62,862
                                                   -------   -------   -------   -------   -------
Operating income (loss)..........................    1,088     5,699     9,106     6,188       122
Equity in earnings of Geotrac, Inc. (1)..........       --       201        --        --        --
Minority interest (1)............................       --        --      (473)       --        --
Interest income..................................       --        --       456       350       288
Interest expense (2).............................      (75)     (378)   (2,194)     (809)      (70)
                                                   -------   -------   -------   -------   -------
Income before income taxes.......................    1,013     5,522     6,895     5,729       340
Provision for income taxes.......................      396     2,112     3,042     2,534       849
                                                   -------   -------   -------   -------   -------
Net income (loss)................................  $   617   $ 3,410   $ 3,853   $ 3,195   $  (509)
                                                   =======   =======   =======   =======   =======
Net income (loss) per common share...............  $   .06   $   .34   $   .38   $   .26   $  (.04)
                                                   =======   =======   =======   =======   =======
Weighted average common shares outstanding (3)...   10,000    10,000    10,264    12,448    12,794
                                                   =======   =======   =======   =======   =======
Dividends declared on common stock(4)............  $ 1,000   $ 3,500   $ 1,100   $    --   $    --
                                                   =======   =======   =======   =======   =======

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996      1997      1998      1999      2000
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficiency).....................  $  (425)  $  (148)  $(4,295)  $ 7,117   $ 6,319
          Total assets...........................    3,441    19,532    39,902    39,491    40,765
Long-term debt, less current portion.............      894     2,187     7,471       220        --
Notes payable-affiliates, less current portion...       --        --     5,528        --        --
Preferred stock of subsidiary....................       --     6,750        --        --        --
          Total shareholders' equity.............      260       170     8,689    32,885    33,113

---------------

(1) In 1997, the Company's investment in Geotrac was accounted for using the equity method of accounting, since the Company owned less than 50% and had a significant but not controlling influence. In July, 1998, the Company acquired the remaining 51% of Geotrac. As a result, the operations of Geotrac for the year ended December 31, 1998 are consolidated with that of the Company, with the portion of Geotrac's net income allocable to the 51% interest held by the majority stockholders prior to June 30, 1998 reflected as a minority interest.
(2) Dividends declared on Preferred Stock for the years ended December 31, 1997 and 1998 were $229,315 and $189,370, respectively, and are included in interest expense.
(3) In February, 1999, the Company completed an initial public offering ("IPO") of 3,350,000 shares of Common Stock at a price of $11 per share. Of the 3,350,000 shares sold in the IPO, 1,350,000 were sold by Venture Capital Corporation, a Cayman Islands company, and the remaining 2,000,000 shares were sold by the Company. The offering generated net proceeds to the Company of $19,164,000, after deducting offering expenses of approximately $1,296,000 paid by the Company.
(4) In December, 1996, December, 1997, and June, 1998, the Company paid dividends of $1.0 million, $3.5 million, and $1.1 million, respectively, to BIG. The Company currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate declaring or paying any cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

OVERVIEW

     Insurance Management Solutions Group, Inc. (together with its subsidiaries, the "Company") is a holding company that was incorporated in the State of Florida in December, 1996 by Bankers Insurance Group, Inc. (together with its subsidiaries, "BIG"), which contributed to the Company two of its wholly-owned operating subsidiaries, Insurance Management Solutions, Inc. ("IMS") and Bankers Hazard Determination Services, Inc. ("BHDS"), that were previously formed in August, 1991 and June, 1988, respectively. In July, 1997, the Company acquired a 49% interest in Geotrac, Inc. and, in July, 1998, acquired the remaining 51% interest. Geotrac was subsequently merged into BHDS with the surviving company being known as Geotrac of America, Inc. In January, 1999, the Company acquired Colonial Claims. BIG is a diversified group of P&C insurance companies with premium writings in all fifty states. BIG's principal lines of business include flood, homeowners and automobile insurance lines. From 1996 to 2000, BIG experienced substantial growth in total written premiums from $235 million to $323 million.

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

     Effective January 1, 1998, the Company entered into written service agreements with BIG which modified the existing arrangements to (i) expand the services provided by the Company to include policy administration for certain automobile lines of business, (ii) recognize claims outsourcing revenue based not on a cost reimbursement basis, but rather on a percentage of earned premiums and, with respect to certain types of claims, a percentage of incurred losses, and (iii) implement a change in fee structure from a percentage of incurred loss to a percentage of earned premiums with respect to homeowners claims services. These changes were negotiated in order to effect more uniform revenue recognition. To obtain BIG's agreement to such changes, the Company, in turn, agreed to the revised fee structure with respect to homeowners claims services. BIG presently accounts for approximately 83% of the Company's outsourcing services revenues and is expected to continue to account for a significant majority of the Company's outsourcing revenues in the foreseeable future.

     On April 13, 2001 the Company entered into the Letter Agreement with BIG. Pursuant to the Letter Agreement, the parties agreed to extend the term of each of the service agreements until December 1, 2002. To obtain BIG's agreement to such extensions, the Company, in turn, agreed to certain service fee modifications. Under the service agreements, as amended, BIG will pay the Company (1) a monthly fee based upon direct written premiums for policy administration services relating to its flood, homeowners and commercial lines of business and (2) a monthly fee based upon net claims (after deductibles) for claims administration services relating to its flood line of business. The service fees payable under the service agreements with respect to (a) policy administration services relating to the automobile line of business, and (b) claim administration services relating to all lines of business other than flood, shall remain unchanged. If such amendments to the service agreements had been in effect for the fiscal year ended December 31, 2000, the Company's affiliated outsourcing revenues, which totalled approximately $38 million on an actual basis, would have been approximately $30 million on a pro forma basis. The Company believes that any anticipated reduction in affiliated outsourcing revenues resulting from the implementation of such service fee changes will be largely offset by a corresponding reduction in operating costs as a result of, among other things, the elimination of data and technical support services from the administration services to be provided by the Company to BIG under the service agreements, although no assurances can be given in this regard.

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

     Management services from Parent were previously charged to the Company under an administration agreement with BIG for common costs that were incurred by BIG. These common costs included human resources, legal, corporate planning and communications, cash management, certain executive management and rent. On April 13, 2001, the Company and BIG entered into the Letter Agreement. Pursuant to the Letter Agreement, the administration agreement was terminated effective April 1, 2001 and will be replaced, effective June 1, 2001, with a new corporate services agreement pursuant to which BIG will provide the Company with various marketing and training services at fixed hourly rates.

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

     During the year ended December 31, 2000, the Company's outsourcing services business segment incurred an operating loss of approximately $3.2 million. This operating loss was partially due to a decrease in revenue from the administration of property damage claims resulting from flood and wind claims, as well as an increase in personnel and contractor costs incurred to bring on new unaffiliated contracts, which contracts were subsequently terminated. In an effort to improve the operating results of its outsourcing services business segment, the Company completed a workforce reduction of approximately 10%, or 53 employees on February 13, 2001. In addition, on April 13, 2001, the Company entered into a Letter Agreement with BIG, BIC, BSIC and FCIC providing for various changes to the Company's existing contractual arrangements with such affiliated entities. See "Item 13. Certain Relationships and Related Transactions."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected operating results of the Company as a percentage of total revenues:

                                                               YEAR ENDED DECEMBER 31,
                                                               ------------------------
                                                                1998     1999     2000
                                                               ------   ------   ------
REVENUES:
  Outsourcing services......................................    59.7%    73.1%    72.9%
  Flood zone determination services.........................    40.3     26.9     27.1
                                                               -----    -----    -----
          Total revenues....................................   100.0    100.0    100.0
                                                               -----    -----    -----
EXPENSES:
  Cost of outsourcing services..............................    42.2     52.5     58.4
  Cost of flood zone determination services.................    17.4     11.3     12.2
  Selling, general and administrative.......................    13.1     16.6     17.8
  Management services from Parent...........................     5.1      3.2      3.0
  Deferred compensation (non-recurring item)................     1.1       --       --
  Depreciation and amortization.............................     6.8      7.7      8.4
                                                               -----    -----    -----
          Total expenses....................................    85.7     91.3     99.8
                                                               -----    -----    -----
Operating income............................................    14.3      8.7      0.2
Minority interest...........................................    (0.7)      --       --
Interest income.............................................     0.7      0.5      0.4
Interest expense............................................    (3.5)    (1.1)    (0.1)
                                                               -----    -----    -----
Income before income taxes..................................    10.8      8.1      0.5
Provision for income taxes..................................     4.8      3.6      1.3
                                                               -----    -----    -----
     Net income (loss)......................................     6.0%     4.5%    (0.8%)
                                                               =====    =====    =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     Outsourcing Services Revenues. Outsourcing services revenues decreased 12.0% to $45.9 million in 2000 from $52.2 million in 1999. The decrease was attributable in part to the fact that revenue generated under an affiliated technical support services arrangement decreased to $0 in 2000 from $1.3 million in 1999. The decrease in outsourcing services revenues also was attributable to the expiration as of December 31, 1999 of certain minimum service fee arrangements established effective April 1, 1999 with affiliated insurers to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that had not grown as rapidly as originally anticipated. If such minimum service fee requirements with respect to said lines of business had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $41.5 million in 1999, would have been $39.7 million in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999.

     The decrease in outsourcing services revenues was also due to a decrease in the volume of flood and wind damage claims administered by the Company's outsourcing operations during the year ended December 31, 2000 as compared to the year ended December 31, 1999. During 2000, the Company recognized revenues of approximately $4.6 million primarily from the administration of property damage claims resulting from a tropical depression that caused extensive flooding, which storm occurred during the fourth quarter of 2000. In comparison, the Company recognized revenues totaling approximately $9.6 million during 1999 from the administration of property damage claims resulting from Hurricane Georges, which storm occurred in September 1998, and from Hurricanes Floyd and Irene, which storms occurred during the fourth quarter of 1999. Additionally, a decline in the volume of automobile premium processed on behalf of the Company's affiliated customers contributed to the decrease in outsourcing services revenues during 2000. These decreases in outsourcing services revenues were partially offset by (i) an increase in outsourcing services revenues generated under an automobile claims processing agreement, entered into April, 2000, with an unaffiliated customer, (ii) an increase in flood premium processed on behalf of the Company's unaffiliated customers, and (iii) an increase in flood, homeowners and commercial premium processed on behalf of the Company's affiliated customers.

     Flood Zone Determination Services Revenues. Flood zone determination services revenues decreased 10.9% to $17.1 million in 2000 from $19.2 million in 1999. This decrease was primarily attributable to the termination of the Company's "life-of-loan" insurance policy, effective April 1, 1999, under which, prior to the termination of the policy, the Company was compensated for performing flood zone re-determinations for certain existing customers. Prior to the termination of the life-of-loan policy, the Company paid an insurance premium for every flood zone determination issued which required life-of-loan tracking. In exchange for the premium, the Company received a fixed amount for every flood zone determination that had to be reissued as a result of a change in the underlying flood zone classification of a property. Additionally, a decrease in the average selling price per flood zone determination, resulting from (i) increased pricing pressures and (ii) an increase in the number of automated flood zone determinations processed by the Company on behalf of other flood zone vendors at reduced rates, contributed to the decrease in flood zone determination services revenues during 2000. These decreases in flood zone determination services revenues were partially offset by an increase in number of flood zone determinations processed during 2000 as compared to 1999.

     Cost of Outsourcing Services. Cost of outsourcing services decreased 1.8% to $36.8 million in 2000 from $37.4 million in 1999. As a percentage of outsourcing services revenues, however, cost of outsourcing services increased to 80.1% in 2000 from 71.7% for the corresponding period in 1999 primarily as a result of the decrease in the dollar amount of outsourcing services revenues in 2000 as compared to 1999. The decrease in the dollar amount of cost of outsourcing services was primarily attributable to a decrease in revenue from the Company's claims catastrophe subsidiary, which pays approximately 70% of each dollar of revenue received to the independent adjusters who adjust the claims on such subsidiary's behalf. The decrease in the dollar amount of expenses from the Company's claims catastrophe subsidiary was partially offset by (i) increases in the Company's personnel costs due to staff additions and the use of contract programmers to develop and staff new unaffiliated programs and
(ii) an increase in facilities costs due to the occupancy of the Company's new operating and call center facility.

     Cost of Flood Zone Determination Services. Cost of flood zone determination services decreased 5.4% to $7.7 million in 2000 from $8.1 million in 1999. As a percentage of flood zone determination services revenues, cost of flood zone determination services increased to 44.9% in 2000 from 42.3% in 1999. The increase resulted primarily from the decrease in the dollar amount of flood zone determination services revenues during 2000 as compared to 1999, partially offset by (i) various production workflow changes made during 1999 that enabled the Company to increase employee productivity and reduce operating expenses, primarily personnel related costs, and (ii) increased utilization of a flood zone determination vendor, located in India, which has been able to perform manual flood zone determinations at costs significantly below U.S. market rates.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 5.5% to $11.2 million in 2000 from $11.9 million in 1999. The decrease in selling, general and administrative expenses was primarily attributable to the impact of various severance arrangements recorded during 1999, partially offset by (i) the continued assumption of certain administrative services, including human resource, agency accounting, cash management and legal services, that were previously provided to the Company under the management service agreement with BIG, and (ii) the recognition of $338,000 in additional compensation expense (of which approximately $102,000 relates to 1999) resulting from the vesting of benefits payable to certain current and former officers and directors of the Company under the Amended and Completely Restated Phantom Stock Plan (the "BFC Plan") of Bankers Financial Corporation ("BFC"), the parent corporation of BIG, and the Amended and Restated Phantom Stock Plan (the "VCC Plan") of Venture Capital Corporation ("VCC"). The foregoing compensation charge is a non-recurring, non-cash item to the Company, as all such benefits under such plans were fully vested as of September 30, 2000 and constitute the respective obligations of BFC and VCC, not the Company. In addition, the offset to such compensation expense is an increase to additional paid-in capital, since the ultimate cash obligations under these plans are that of BFC and VCC, respectively, and not of the Company.

     Management Services from Parent. Management services from Parent decreased 16.4% to $1.9 million in 2000 from $2.3 million in 1999. This decrease was primarily related to the continued assumption by the Company of certain administrative services, including human resources, agency accounting, cash management and legal services, that were previously provided to the Company under the management service agreement with BIG. Such decrease was partially offset by both an increase in rent expense from BIG as a result of an annual rent escalation and an increase in the square footage being leased.

     Interest Expense. Interest expense decreased 91.3% to $70,000 in 2000 from $809,000 in 1999. This decrease was primarily related to the early repayment of most of the Company's debt obligations during 1999 from the net proceeds received by the Company from its initial public offering in February, 1999.

     Provision (Benefit) for Income Taxes. The Company's effective income tax rates were 249.8% and 44.2% in 2000 and 1999, respectively. The increase in the effective tax rate during 2000 reflects lower pretax income as well as various non-deductible items, including goodwill recognized in connection with the acquisitions of Geotrac in July, 1998 and Colonial Claims in January, 1999.

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

     Cost of Flood Zone Determination Services. Cost of flood zone determination services decreased 27.2% to $8.1 million in 1999 from $11.1 million in 1998. The decrease in cost of flood zone determination services was primarily due to (i) a decrease in flood zone determination services revenue from the corresponding period in 1998, (ii) the merger of BHDS and Geotrac in July, 1998 and a subsequent elimination of certain duplicated functions and facilities, and (iii) a redesign of certain production workflows in April, 1999 that enabled the Company to increase employee productivity and reduce expenses.

     Selling General and Administrative Expense. Selling, general and administrative expenses increased 41.5% to $11.9 million in 1999 from $8.4 million in 1998. The increase in selling, general and administrative expenses was primarily attributable to (i) additional wages and related benefits associated with adding executive management, accounting, sales and marketing and other administrative staff to support the Company's expanded operations, (ii) incremental expenses incurred by a direct marketing subsidiary, which was formed in August, 1998, (iii) incremental expenses incurred by Colonial Claims, which was acquired in January, 1999, (iv) and severance costs relating to the resignations of certain officers.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 2000, the Company's principal sources of liquidity consisted of cash on-hand, cash flows from operations, and available borrowings under the Company's revolving credit facility, which credit facility was terminated in December, 2000, as described below. Prior to 2000, the Company funded its operations through cash generated from operations, receipt of service fees advanced from BIG and available borrowings under the Company's line of credit. Bank borrowings were used to finance fixed asset purchases.

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

     In June, 1999, the Company entered into a revolving line of credit agreement ("LOC)" with a financial institution (the "Bank") that provided for borrowings of up to two times the Company's rolling four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA"), but in no event more than $12.0 million. In December, 2000, the Company received notification from the Bank that it would no longer honor any requests by the Company for advances under the LOC due to the fact that the Bank believed the Company had experienced a material adverse change in its financial condition. To date, the Company has been unable to secure a new LOC upon acceptable terms. Although management continues to seek such an arrangement, no assurances can be given that the Company will be able to secure a new LOC.

     In conjunction with the Company's acquisition of Geotrac, it entered into a Corporate Governance Agreement, dated July 31, 1998, with Geotrac and Daniel J. White ("Mr. White"), Geotrac's president and then majority shareholder, setting forth certain terms and conditions pertaining to the operation of Geotrac. The Corporate Governance Agreement provides, among other things, that for so long as Mr. White owns stock in the Company or Geotrac, or has an option to purchase stock in Geotrac, certain actions by Geotrac will require the unanimous approval of the Geotrac Board of Directors, including any merger or consolidation, the payment of management or similar fees to the Company or its subsidiaries and affiliates, the sale or issuance of Geotrac stock, and the sale of Geotrac assets outside the ordinary course of business to anyone other than an affiliate of Geotrac. In addition, unanimous board approval under the Corporate Governance Agreement is required in order to make cash distributions to the Company, whether by dividend or otherwise. Therefore, pursuant to the Corporate Governance Agreement, Mr. White may impede the Company's ability to access excess cash balances retained by its Geotrac subsidiary, even if all of the other directors of Geotrac were to approve the distribution thereof to the Company. Mr. White is presently a director and shareholder of the Company. To date, the Company has been able to access Geotrac's excess cash when necessary, primarily through the prepayment of outstanding intercompany indebtedness. No assurances can be given, however, that the Company will be able to obtain available cash from Geotrac. If the Company is unable to do so, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     On April 13, 2001, the Company entered into a Commitment Letter to advance service fee payments (the "Commitment Letter") with BIG pursuant to which BIG has agreed to advance to the Company up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under the Service Agreements. Such advances are available to the Company beginning June 1, 2001 continuing through December 1, 2002 and shall be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter shall constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance.

     The Company believes that cash on-hand, cash flows from operations and cash advances from BIG, as described above, will be sufficient to satisfy currently anticipated working capital and capital expenditure requirements for the next twelve months. Unanticipated rapid expansion, business or systems development, or potential acquisitions may cause the Company to require additional funds. The Company identifies and assesses, in the normal course of business, potential acquisitions of technologies which it believes to strategically fit its business plan. The Company may enter into such transactions should opportunities present themselves in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) are not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Company and its independent certified public accountants' report are set forth on pages 57 through 89 of this report:

          Report of Independent Certified Public Accountants.

          Consolidated Balance Sheets as of December 31, 1999 and 2000.

          Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000.

        Consolidated Statement of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000.

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.

          Notes to Consolidated Financial Statements.

          Report of Independent Certified Public Accountants on Schedule I.

          Schedule I -- Condensed Financial Information of Registrant.

        Notes to Condensed Financial Information of Registrant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The Company's Board of Directors consists of ten members divided into three classes, with the members of each class serving three-year terms expiring at the third annual meeting of shareholders. The following table sets forth information, as of March 31, 2001, regarding the directors and executive officers of the Company.

                                                                                           TERM AS
                                                                                           DIRECTOR
NAME                         AGE   POSITION                                                EXPIRES
----                         ---   --------                                                --------
David M. Howard............  39    President, Chief Executive Officer and Director           2001
David K. Meehan............  54    Chairman of the Board                                     2002
Christopher P. Breakiron...  34    Vice President, Treasurer, Chief Financial Officer and
                                     Secretary
Robert G. Gantley..........  46    Senior Vice President and Chief Operating Officer
Daniel J. White............  51    President and Chief Executive Officer of Geotrac          2002
                                     and Director
Robert M. Menke............  67    Director                                                  2003
Robert G. Menke............  38    Director                                                  2001
John A. Grant, Jr..........  57    Director                                                  2002
William D. Hussey..........  67    Director                                                  2003
E. Ray Solomon.............  70    Director                                                  2003
Alejandro M. Sanchez.......  43    Director                                                  2001
John S. McMullen...........  57    Director                                                  2001

     David M. Howard has served as a Director of the Company since June, 2000, as President of the Company since August, 1999, and as Chief Executive Officer of the Company since January, 2000. Prior to joining the Company, he spent eleven years with BIG. From October 31, 1998 until assuming his duties with the Company, Mr. Howard served as Senior Vice President of each of BIG's insurance subsidiaries, namely Bankers Insurance Company ("BIC"), Bankers Life Insurance Company ("BLIC"), Bankers Security Insurance Company ("BSIC") and First Community Insurance Company ("FCIC"). From October, 1996 until assuming his duties with the Company, he also served as Senior Vice President of BIG and President of Bankers Insurance Services, Inc., a subsidiary of BIG. Mr. Howard served as President of Bankers Hazard Determination Services, Inc., the flood zone determination services subsidiary of the Company that was merged with Geotrac, from October, 1995 to July, 1998, and as Executive Vice President of Bankers Insurance Services, Inc. from December, 1991 to October, 1996. He also has served as a director of Geotrac since July, 1998. Prior to joining BIG, Mr. Howard spent several years as an officer in the United States military. He is active in industry organizations and is a member of the Council of Company Executive Officers.

     David K. Meehan has served as the Chairman of the Board of Directors and as a Director of the Company since December, 1996. He also served as President and Chief Executive Officer of the Company from December, 1996 to August, 1999 and January, 2000, respectively. Mr. Meehan joined BIG in 1976 as Corporate Secretary. He was appointed President of BIG in 1979 and served in such capacity until February, 1999. He is currently Vice Chairman of the Board of BIG. Mr. Meehan is also Vice Chairman of various direct and indirect subsidiaries of BIG including BIC, BSIC, FCIC and BLIC. Mr. Meehan has served on the Board of Governors of each of the Florida Joint Underwriting Association, the Florida Property and Casualty Joint Underwriting Association and the Florida Residential Property and Casualty Joint Underwriting Association. Mr. Meehan is Director/Vice Chairman of the Florida Insurance Council and past Chairman and President of the Florida Association of Domestic Insurance Companies.

     Christopher P. Breakiron has served as Chief Financial Officer, Treasurer and Secretary of the Company since October, 1999. Prior to that time, he served as the acting Chief Financial Officer, Treasurer and Secretary of the Company from August, 1999 through October, 1999. Mr. Breakiron is also a Vice President of the Company and has served in such capacity since April, 1999. From July, 1997 to August, 1999, he served as Controller of the Company. Prior to joining the Company, Mr. Breakiron worked as a senior auditor with Arthur Andersen LLP. He is a certified public accountant. Effective April 17, 2001, Mr. Breakiron will resign as Chief Financial Officer, Vice President, Secretary and Treasurer of the Company. See "Item 11. Executive Compensation."

     Robert G. Gantley has served as Chief Operating Officer and Senior Vice President of the Company since January, 2000. Prior to that time, Mr. Gantley served as Vice President -- Claims of Insurance Management Solutions, Inc., the Company's principal outsourcing subsidiary, from August, 1997 to January, 2000. From August, 1997 to June, 1998, he also served as Vice President -- Claims of the Company. Mr. Gantley joined BIG in October, 1996 and served as Vice President -- Claims of BIC until February, 1999. Prior to joining BIG, he was Assistant Director of the Massachusetts State Lottery from 1993 to 1996 and spent over fifteen years with Allstate Insurance Group, most recently as a Territorial Claims Manager from 1989 to 1993. Mr. Gantley has over eighteen years experience in the insurance industry.

     Daniel J. White has served as a Director of the Company since May, 1998. Mr. White founded the original predecessor to Geotrac of America, Inc., a wholly-owned subsidiary of the Company ("Geotrac"), in 1987 and has served as President of Geotrac (and its predecessors) since that time and as Chief Executive Officer of Geotrac (and its predecessors) since September, 1994. Mr. White also currently serves as a director of Independent Community Bank Corporation.

     Robert M. Menke has served as a Director of the Company since December, 1996. Mr. Menke founded BIG, a holding company chartered in Florida and the Company's principal shareholder, in 1976 and served as its Chairman of the Board from 1979 until December, 2000. He was honored as "Insurance Man Of The Year" in 1986 by the Florida Association of Domestic Insurance Companies. Mr. Menke is also a member of the Florida Insurance Council. Mr. Menke is currently Chairman of the Board of various direct and indirect subsidiaries of BIG including BIC, BSIC, FCIC and BLIC, all affiliates of BIG and the Company. He is also a director of the Florida Windstorm Association and First Community Bank of America.

     Robert G. Menke has served as a Director of the Company since December, 1996. Mr. Menke, the son of Robert M. Menke, joined BIG in 1985 and has held positions as programmer, systems analyst, systems manager, manager of information services, and Vice President and Senior Vice President of Corporate Services. He is currently President and Chief Executive Officer of BIG and has served in such capacity since October, 1999. From October, 1997 to October, 1999 Mr. Menke served as Executive Vice President and Chief Operating Officer of BIG. Mr. Menke also serves as President, COO and a Director of various direct and indirect subsidiaries of BIG including BIC, BSIC and FCIC.

     John A. Grant, Jr. Mr. Grant, age 57, has been a Director of the Company since December, 1996. Mr. Grant was formerly a partner with the law firm of Harris, Barrett, Mann and Dew, retiring in 2000. Mr. Grant was managing partner of the Tampa office and specialized in business and real property law. Mr. Grant was a member of the Florida Legislature from 1980 until 2000, where he served in a number of leadership positions, including chairman of the Banking and Insurance, Judiciary and Education committees. Mr. Grant has been listed in Who's Who in America and served as an advisor in the United States Department of Education, during the Reagan administration. Mr. Grant has also served on the Advisory Board of the United States Small Business Administration. Currently, Mr. Grant serves as Executive Director of the State of Florida Office of Public Guardian.

     William D. Hussey has served as a Director of the Company since December, 1996. Mr. Hussey is a retired President and Chief Executive Officer of the Florida League of Financial Institutions and is an advisor with the Florida Bankers Association.

     E. Ray Solomon, Ph.D., CLU, has served as a Director of the Company since December, 1996. Dr. Solomon is a retired Professor and the former Dean of the College of Business at Florida State University.

     Alejandro M. Sanchez has served as a Director of the Company since July, 1998. Mr. Sanchez is also Chief Executive Officer of the Florida Bankers Association and has served in such capacity since February, 1998. From November, 1993 to January, 1998, he served as Vice President for Government Affairs of the Florida Bankers Association. He previously served as Senior Corporate Attorney for GTE Information Services in Tampa, Florida.

     John S. McMullen has served as a Director of the Company since January, 2001. Mr. McMullen is a retired President and Chief Executive Officer of Florida Bank of Tampa (including its predecessor, First National Bank of Tampa (fka Enterprise National Bank of Tampa)), having served in such capacity from 1992 until 1999. He also served as a director of Florida Banks, Inc., a publicly-traded bank holding company and the parent company of Florida Bank of Tampa, from August, 1998 to March, 1999. Prior to joining First National Bank of Tampa in 1992, Mr. McMullen spent 22 years with First Florida Bank, N.A. serving in various capacities, including Senior Vice President/Hillsborough Commercial Banking Group from 1990 to 1992 and Area Executive Vice President/Pinellas County from 1985 to 1990.

     Messrs. Robert M. Menke, Robert G. Menke and Meehan are also members of the Board of Directors of various direct and indirect subsidiaries of BIG including BIC, BSIC, FCIC and BLIC, which are all wholly-owned direct or indirect subsidiaries of BIG.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During the year ended December 31, 2000, the executive officers and directors of the Company filed with the Securities and Exchange Commission on a timely basis all required reports relating to transactions involving equity securities of the Company beneficially owned by them. The Company has relied on the written representation of its executive officers and directors and copies of the reports they have filed with the Commission in providing this information.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning compensation paid to or earned by the Company's Chief Executive Officer and each of the Company's four other current executive officers for the years ended December 31, 2000, 1999 and 1998.

                                                                ANNUAL COMPENSATION(1)
                                                ------------------------------------------------------
                                                                          OTHER
                                                                         ANNUAL           ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR    SALARY     BONUS    COMPENSATION(2)   COMPENSATION(3)
---------------------------              ----   --------   -------   ---------------   ---------------
David M. Howard........................  2000   $229,678   $    --         --              $8,436
  President and Chief Executive
  Officer(4)                             1999     71,094    50,000         --               2,659
                                         1998         --        --         --                  --
David K. Meehan........................  2000     75,292        --         --               3,570
  Chairman of the Board(5)               1999    148,893    32,000         --               6,587
                                         1998    239,092    32,000         --               8,978
Jeffrey S. Bragg.......................  2000     98,413        --         --                  --
  Former Executive Vice President and    1999    160,468    25,000         --               5,728
  Chief Operating Officer(6)             1998    156,552    25,000         --               5,714
Christopher P. Breakiron...............  2000    149,519        --         --               5,942
  Chief Financial Officer, Secretary
     and                                 1999     97,806    15,000         --               4,512
  Treasurer(7)                           1998         --        --         --                  --
Robert G. Gantley......................  2000    149,424        --         --               5,839
  Senior Vice President and              1999         --        --         --                  --
  Chief Operating Officer(8)             1998         --        --         --                  --
Daniel J. White........................  2000    150,000        --         --               4,154
  President and Chief Executive Officer  1999    150,000        --         --               5,714
  of Geotrac(9)                          1998     66,050        --         --               1,044

---------------

(1) During the years ended December 31, 1999 and 2000, certain of the executive officers of the Company were also executive officers or employees of BIG, and, in certain instances, BIG paid a portion of their respective compensation. The amounts reflected in the table above for such years were all paid to the respective executive officers by the Company. During the year ended December 31, 1998, all of the executive officers of the Company spent substantially all of their time on the Company's business and were compensated solely by the Company. During the years ended December 31, 1999 and 2000, all of the executive officers of the Company spent substantially all of their time on the Company's business and were compensated solely by the Company except that subsequent to August 19, 1999, Mr. Meehan spent 70% of his time on BIG's business and was paid $96,312 and $151,847 by BIG for his service as an executive officer of BIG during the years ended December 31, 1999 and 2000, respectively.
(2) Does not include the value of the perquisites provided to certain of the named executive officers which in the aggregate did not exceed 10% of such officer's salary and bonus. Also excludes benefits, if any, accrued to Messrs. Howard, Meehan, Bragg and Gantley under the Executive Phantom Stock Plans of Bankers Financial Corporation, the parent of BIG, and Venture Capital Corporation. No officers or directors of the Company (with the exception of Robert M. Menke and Robert G. Menke) are eligible to receive additional grants under such Phantom Stock Plans. The Company did not grant any options, restricted stock or other long-term incentive compensation to its executive officers during 1998.
(3) Reflects matching amounts paid by the Company under its 401(k) plan for the year indicated.
(4) Mr. Howard became the President of the Company on August 19, 1999 and the amounts listed for 1999 include compensation only from such time.
(5) Effective August 19, 1999, Mr. Meehan was succeeded by Mr. Howard as President of the Company. Prior to such time, Mr. Meehan's annual base salary pursuant to his Employment Agreement was $258,000. Effective August 19, 1999 his annual base salary was reduced to $75,000 for his services as Chairman of the Board.

(6) On January 11, 2000, Mr. Bragg resigned as Executive Vice President and Chief Operating Officer. The amounts set forth in the summary compensation table reflect $30,754 paid to Mr. Bragg pursuant to his Release and Separation Agreement dated January 11, 2000 and $92,262 paid to Mr. Bragg pursuant to his Consulting Agreement dated January 11, 2000.
(7) Mr. Breakiron became the Chief Financial Officer, Secretary and Treasurer of the Company on August 24, 1999. Prior to such time Mr. Breakiron served as Vice President and Controller. Accordingly, the amounts shown include all compensation received from the Company for the year ended December 31, 1999. Effective April 17, 2001, Mr. Breakiron will resign as Chief Financial Officer, Vice President, Secretary and Treasurer of the Company. On April 12, 2001, the Company and Mr. Breakiron entered into a Release and Separation Agreement and a Consulting Agreement pursuant to which, among other things, Mr. Breakiron will act as a consultant to the Company through May 15, 2001. See "Executive Compensation -- Employment Agreements." The Company has commenced efforts to hire a successor to Mr. Breakiron and expects to do so in the foreseeable future.
(8) Mr. Gantley became the Chief Operating Officer of the Company on January 18, 2000. Prior to such time Mr. Gantley served as Vice President of Claims. Accordingly, the amounts shown include all compensation received from the Company for the year ended December 31, 2000.
(9) Mr. White did not join the Company as an officer until the consummation of the acquisition of Geotrac's predecessor in July, 1998.

     The following table sets forth information with respect to grants of stock options during the year ended December 31, 2000 to the executive officers named in the Summary Compensation Table. These options were granted under the Company's Long-Term Incentive Plan and provide for vesting of 60% after three years, 20% after four years and 20% after five years from the date of grant. Options were granted at exercise prices on not less than the fair market value of the Common Stock on the date of grant. The amounts under "Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term" represent the hypothetical gains of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over their exercise price for the full seven-year term of the options. The assumed rates of appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of future Common Stock prices.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                           POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                               PERCENT OF                                     ANNUAL RATE OF
                                 NUMBER OF       TOTAL                                          STOCK PRICE
                                 SECURITIES   OPTIONS/SARS                                   APPRECIATION FOR
                                 UNDERLYING    GRANTED TO                                       OPTION TERM
                                  OPTIONS     EMPLOYEES IN   EXERCISE PRICE   EXPIRATION   ---------------------
NAME                              GRANTED     FISCAL YEAR      PER ($/SH)        DATE         5%          10%
----                             ----------   ------------   --------------   ----------   ---------   ---------
David K. Meehan................        --           --              --               --          --          --
David M. Howard................        --           --              --               --          --          --
Jeffrey S. Bragg...............        --           --              --               --          --          --
Christopher P. Breakiron.......    10,000         3.36%          $5.00         01/14/07     $20,355     $47,436
Robert S. Gantley..............        --           --              --               --          --          --
Daniel J. White................        --           --              --               --          --          --

     The following table sets forth information with respect to aggregate stock option exercises by the executive officers named in the Summary Compensation Table during 2000 and the year-end value of unexercised options held by such executive officers.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FY-END OPTIONS/SAR VALUE TABLE

                                                                                            VALUE OF UNEXERCISED
                                                                                                IN-THE-MONEY
                               NUMBER OF                      NUMBER OF UNEXERCISED        OPTIONS/SARS AT FY-END
                                SHARES                        OPTIONS/SARS A+FY-END                 ($)*
                               ACQUIRED        VALUE       ---------------------------   ---------------------------
NAME                          ON EXERCISE   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   ------------   -----------   -------------   -----------   -------------
David K. Meehan.............      --            --             --           25,000           --             --
David M. Howard.............      --            --             --           60,000           --             --
Jeffrey S. Bragg............      --            --             --               --           --             --
Christopher P. Breakiron....      --            --             --           35,000           --             --
Robert S. Gantley...........      --            --             --           35,000           --             --
Daniel J. White.............      --            --             --           25,000           --             --

---------------

* Based on the average high and low sales prices of the Company's Common Stock on December 31, 2000 as quoted on The Nasdaq Stock Market.

EMPLOYMENT AGREEMENTS

     Effective as of the completion of its initial public offering in February, 1999, the Company entered into an employment agreement with Mr. Meehan pursuant to which he was originally paid an annual base salary of $258,000. Effective August 19, 1999, Mr. Meehan resigned as President of the Company and his annual base salary was reduced to $75,000 for his services as Chief Executive Officer and Chairman of the Board. (In January, 2000, he also resigned as Chief Executive Officer of the Company.) Mr. Meehan's employment agreement provides for an initial term of three years, subject to automatic continuation until terminated by either party. Mr. Meehan's Employment Agreement further provides that, if he is terminated by the Company without cause (as defined therein), he shall be entitled to severance payments, payable in accordance with the Company's usual payroll practices, equal to his then current annual base salary. In the event Mr. Meehan secures employment during the twelve months following termination, then the Company shall be entitled to a credit against its obligation to make severance payments in the amount of 75% of the base salary paid to him by his new employer during the twelve-month period following termination by the Company.

     Mr. Meehan's Employment Agreement provides that he shall be provided benefits, such as health, life and disability insurance, on the same basis as the Company's other employees. In addition, to the extent authorized by the Board of Directors, Mr. Meehan also shall be entitled to participate in the Company's bonus, stock option and other plans, if any. Mr. Meehan's agreement further provides that, during the term of the agreement and for a period of two years thereafter, Mr. Meehan will not, directly or indirectly, compete with the Company by engaging in certain proscribed activities.

     Effective June 19, 1998, the Company entered into an employment agreement with Mr. Gantley pursuant to which he is currently paid an annual base salary of $150,000. Mr. Gantley's employment agreement provides for an initial term of three years, subject to automatic continuation until terminated by either party. Mr. Gantley's Employment Agreement further provides that, if he is terminated by the Company without cause (as defined therein), he shall be entitled to severance payments, payable in accordance with the Company's usual payroll practices, equal to his then current annual base salary. In the event Mr. Gantley secures employment during the twelve months following termination, then the Company shall be entitled to a credit against its obligation to make severance payments in the amount of 75% of the base salary paid to him by his new employer during the twelve-month period following termination by the Company.

     Mr. Gantley's Employment Agreement provides that he shall be provided benefits, such as health, life and disability insurance, on the same basis as the Company's other employees. In addition, to the extent authorized by the Board of Directors, Mr. Gantley also shall be entitled to participate in the Company's bonus, stock option and other plans, if any. Mr. Gantley's agreement further provides that, during the term of the agreement and for a period of two years thereafter, Mr. Gantley will not, directly or indirectly, compete with the Company by engaging in certain proscribed activities.

     In connection with the acquisition of Geotrac's predecessor, Geotrac entered into an employment agreement with Daniel J. White pursuant to which Mr. White will continue to serve as President and Chief Executive Officer of Geotrac. This agreement provides for an initial term of four years and shall continue in effect thereafter until terminated by either party upon 90 days prior written notice. Mr. White's current annual base salary is $150,000, subject to annual review by Geotrac's board of directors. To the extent authorized by Geotrac's board of directors, Mr. White shall be entitled to participate in any bonus programs established by Geotrac. Mr. White shall also be entitled to comparable benefits, including health, life and disability insurance, as are offered to any of Geotrac's other executive officers. In the event of Mr. White's death or disability, Geotrac's obligations under the agreement will automatically terminate, except that Mr. White shall be entitled to severance equal to one times his then current annual base salary. The agreement further provides that, in the event of termination by Geotrac without cause (as defined therein) or by Mr. White for good reason (as defined therein), or in the event the agreement is not renewed for any reason other than death, disability or for cause, then Geotrac shall pay Mr. White at the rate of his annual base salary then in effect for the longer of (i) the remainder of the term of the agreement and (ii) one year after such termination date, subject to a credit of up to 75% of the base salary paid to Mr. White by his new employer, if any.

     This agreement also provides that, for a period of two years following Mr. White's termination of employment other than by Mr. White for good reason or by Geotrac without cause, Mr. White will not, directly or indirectly, engage (or have an interest) in the flood zone compliance business nor in any other business engaged or planned to be engaged in by Geotrac within any state or country in which Geotrac is doing or plans to do business. Finally, the agreement provides that, during the term of the agreement and for a period of two years thereafter, Mr. White will not, directly or indirectly, employ, attempt to employ, or solicit for employment, any of Geotrac's employees.

     Both Messrs. Jeffrey S. Bragg, former Executive Vice President and Chief Operating Officer of the Company, and Kelly K. King, former Senior Vice President, Treasurer, Chief Financial Officer and Secretary of the Company, had Employment Agreements substantially similar to Mr. Meehan's described above. Effective upon their departures from the Company, both Messrs. Bragg and King entered into Release and Separation Agreements pursuant to which the Company paid them a total of $30,754 and $180,000, respectively. The Release and Separation Agreements contain confidentiality provisions. The Company also entered into a Consulting Agreement with Mr. Bragg pursuant to which the Company paid Mr. Bragg an additional $92,262. The Consulting Agreement also contains non-compete provisions.

     On April 12, 2001, the Company entered into a Release and Separation Agreement with Mr. Breakiron, which provides for his resignation as Vice President, Chief Financial Officer, Secretary and Treasurer, effective April 17, 2001. The Release and Separation Agreement also provides for severance payments of up to $112,500 to be paid over a nine-month period commencing on May 16, 2001. Additionally, on April 12, 2001, the Company entered into a Consulting Agreement with Mr. Breakiron, pursuant to which he will provide various consulting services to the Company from the date of his resignation through May 15, 2001. Mr. Breakiron will be paid an aggregate of $11,538 for services provided under the Consulting Agreement. The Company has commenced efforts to hire a successor to Mr. Breakiron and expects to do so in the foreseeable future.

STOCK OPTION PLANS

     The Company currently maintains four stock option plans to attract, motivate and retain key employees and members of the Board of Directors who are not employees of the Company.

     Long Term Incentive Plan. The Company currently maintains a Long Term Incentive Plan (the "1999 Incentive Plan"). The 1999 Incentive Plan was created to attract, retain and motivate participating employees of the Company and its subsidiaries through awards of shares of Common Stock, options to purchase shares of Common Stock and stock appreciation rights ("SARs"). The 1999 Incentive Plan has been approved by the Company's Board of Directors and shareholders.

     Pursuant to the 1999 Incentive Plan, all employees of the Company as a group, including executive officers, have been granted options to purchase a total of 570,000 shares of Common Stock at a weighted average price of $9.18 per share. All of such options expire on the seventh anniversary of the date of grant. All such options shall become exercisable 60% after three years, 20% after four years and 20% after five years from the date of grant. The options previously granted to Messrs. Bragg and King were not vested prior to their departure from the Company and, accordingly, such options were canceled. The 1999 Incentive Plan is administered by the Compensation Committee of the Board of Directors. Effective as of October, 2000, no further grants of any kind may be made under the 1999 Incentive Plan.

     2000 Stock Incentive Plan. In October, 2000, the Company's Board of Directors adopted the 2000 Stock Incentive Plan (the "2000 Incentive Plan"), subject to shareholder approval. The 2000 Incentive Plan provides for the grant of incentive or nonqualified stock options, SARs, and other stock-based awards. No more than 1,000,000 shares of Common Stock, plus up to an additional 750,000 shares from the 1999 Incentive Plan that may become available as a result of canceled, forfeited or expired awards under such plan may be issued under the 2000 Incentive Plan. Awards may be issued to employees of the Company and its subsidiaries, and consultant, advisors and others who perform services for the Company or a subsidiary thereof. All options and stock appreciation rights are to be issued at the greater of the fair market value or "Net Tangible Book Value Per Share" (as defined) and will expire on the tenth anniversary of the date of grant or such earlier date(s) as the Compensation Committee determines. As of December 31, 2000, there were no options outstanding under the 2000 Incentive Plan. The 2000 Incentive Plan is administered by the Compensation Committee of the Board of Directors.

     Non-Employee Directors' Stock Option Plan. The Company also maintains a Non-Employee Directors' Stock Option Plan (the "1999 Director Plan") to secure for the Company and its shareholders the benefits of the incentive inherent in increased Common Stock ownership by the members of the Company's Board of Directors who are not employees of the Company. The 1999 Director Plan has been approved by the Company's Board of Directors and shareholders.

     The 1999 Director Plan provides for the grant of nonqualified stock options to purchase up to 7,200 shares of Common Stock in any three-year period to members of the Board of Directors who are not employees of the Company. A total of 200,000 shares of Common Stock may be issued pursuant to this plan. In February, 1999, each non-employee director was granted options to purchase 6,000 shares of Common Stock at $11.00 per share. Non-employee directors receiving such options will become vested in options for the purchase of 800 shares of Common Stock after the adjournment of each annual meeting of shareholders of the Company, to the extent he or she has been granted options that have not yet vested, and provided that he or she is then a non-employee director of the Company. In addition, each non-employee director shall become vested in options for the purchase of 400 shares of Common Stock upon the adjournment of each regularly scheduled quarterly meeting of the Board of Directors (other than following the annual meeting of shareholders), to the extent he or she has been granted options that have not yet vested, and provided that he or she is then a non-employee director of the Company. Notwithstanding the foregoing, neither Robert M. Menke nor Robert G. Menke will be eligible to receive any option grants under the 1999 Director Plan. In addition, no further grants shall be made under the 1999 Director Plan on or after the date of the Company's 2001 annual meeting of shareholders. All options granted will have an exercise price equal to the fair market value of the Common Stock as of the date of grant, will become exercisable upon vesting, and will expire on the sixth anniversary of the date of grant. The 1999 Director Plan is a formula plan and accordingly is intended to be self-governing. To the extent that questions of interpretation arise, they will be resolved by the Board of Directors.

     2000 Non-Employee Director Stock Plan. In October, 2000, the Company's Board of Directors adopted the 2000 Non-Employee Director Stock Plan (the "2000 Director Plan"), subject to shareholder approval. The 2000 Director Plan provides for the automatic grant of nonqualified stock options to purchase up to 5,000 shares of Common Stock for each non-employee director who is elected, re-elected or retained, commencing on the date of the Company's 2001 annual meeting of shareholders, and continuing annually thereafter on the date of each succeeding annual meeting of shareholders. A total of 250,000 shares are reserved for issuance pursuant to this plan. The 2000 Director Plan also permits the Board of Directors to make additional discretionary grants of stock-based awards to the non-employee directors, provided that only 100,000 of the total reserved shares may be issued pursuant to discretionary awards. All options are to be issued at an exercise price per share equal to the greater of the Company's fair market value per share of Common Stock or "Net Tangible Book Value Per Share" (as defined). The annual option grants vest on the first anniversary following the date of grant, and expire on the tenth anniversary of the date of grant unless terminated earlier pursuant to the provision of the 2000 Director Plan. The discretionary grants will be subject to such terms and conditions as are determined by the Board of Directors. As of December 31, 2000, there were no options outstanding under the 2000 Director Plan. The 2000 Director Plan is intended to be self-governing with respect to the annual option grants. With respect to the discretionary grants, the 2000 Director Plan is administered by the Board of Directors.

     Non-Qualified Stock Option Grants. The Company's Board of Directors and shareholders also have adopted a Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), pursuant to which non-qualified stock options to purchase 125,000 shares of Common stock at a price per share of $11.00 were granted in conjunction with the February, 1999 initial public offering to certain executive officers of BIG, including options to purchase 25,000 shares each to Messrs. Robert M. Menke and Robert G. Menke, directors of the Company, and Mr. David M. Howard, President, Chief Executive Officer and a director of the Company. (The options granted to Mr. Howard were voluntarily forfeited at the time Mr. Howard became President of the Company.) All of such options expire on February 10, 2006, the seventh anniversary of the date of grant. Options shall become exercisable 60% after three years, 20% after four years and 20% after five years. The Non-Qualified Plan is administered by the Compensation Committee of the Board of Directors of the Company.

DIRECTOR COMPENSATION

     Directors who are executive officers of the Company receive no compensation for service as members of either the Board of Directors or committees thereof. Directors who are not executive officers of the Company receive a quarterly retainer of $ 3,750, $1,000 for each Board of Directors meeting attended and $150 ($200 in the case of a committee chairperson) per committee meeting attended, plus reimbursement of reasonable expenses. The outside directors are also eligible to receive options to purchase Common Stock under the 1999 Director Plan and the 2000 Director Plan. See "Executive Compensation -- Stock Option Plans."

COMMITTEES OF THE BOARD

     The Board of Directors has established committees whose responsibilities are summarized as follows:

     Audit Committee. The Audit Committee is comprised of Messrs. Solomon (Chairman), Hussey (Vice Chairman), Grant, Sanchez and McMullen and is responsible for reviewing the independence, qualifications and activities of the Company's independent certified public accountants and the Company's financial policies, control procedures and accounting staff. The Audit Committee recommends to the Board of Directors the appointment of the independent certified public accountants and reviews and approves the Company's financial statements. The Audit Committee is also responsible for the review of transactions between the Company and any Company officer, director or entity in which a Company officer or director has a material interest.

     Compensation Committee. The Compensation Committee is comprised of Messrs. Solomon (Chairman), Hussey (Vice Chairman), Grant and Sanchez and is responsible for establishing the compensation of the Company's directors, officers and other managerial personnel, including salaries, bonuses, termination arrangements, and other executive officer benefits. In addition, the Compensation Committee is responsible for the administration of the Company's 1999 Incentive Plan and 2000 Incentive Plan, including the recipients, amounts and terms of stock option grants thereunder, and the Company's Non-Qualified Stock Option Plan.

     Executive Committee. The Executive Committee is comprised of Messrs. Meehan (Chairman), Howard, (Vice Chairman), Robert M. Menke, Robert G. Menke, Grant and McMullen. The Executive Committee, to the fullest extent allowed by the Florida Business Corporation Act (the "FBCA"), and subject to the powers and authority delegated to the Audit Committee and the Compensation Committee, has and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Company during intervals between meetings of the Board of Directors. Pursuant to the FBCA, the Executive Committee shall not have the authority to, among other things: approve actions requiring shareholder approval, such as the sale of all or substantially all of the Company's assets; fill vacancies on the Board of Directors or any committee thereof; adopt, repeal or amend the Company's Bylaws; or, subject to certain exceptions, reacquire or issue shares of the Company's capital stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee was established in connection with the Company's initial public offering in February, 1999. The members of the Compensation Committee are Messrs. Solomon (Chairman), Hussey (Vice Chairman), Grant and Sanchez. No member of the Compensation Committee is currently or was formerly an officer or an employee of the Company or its subsidiaries.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

INTRODUCTION

     Under the rules of the Commission, the Company is required to provide certain information concerning compensation provided to the Company's chief executive officer and its executive officers reported for the year ended December 31, 2000. The disclosure requirements for the executive officers include the use of tables and a report of the Committee responsible for compensation decisions for the named executive officers, explaining the rationale and considerations that led to those compensation decisions. The Compensation Committee of the Board of Directors was formed in connection with the Company's initial public offering in February, 1999. Prior to such time, the Board of Directors was responsible for these decisions.

COMPENSATION COMMITTEE ROLE

     The Compensation Committee of the Board of Directors is currently responsible for the Company's compensation program for its executive officers, including the named executive officers. The Compensation Committee is responsible for establishing the compensation of the Company's directors, officers and other managerial personnel, including salaries, bonuses, termination arrangements, and other executive officer benefits. The Compensation Committee is responsible for the administration of the Company's 1999 Incentive Plan and 2000 Incentive Plan, including the recipients, amounts and terms of stock option grants thereunder, and the Non-Qualified Plan. Prior to the formation of the Compensation Committee in connection with the Company's initial public offering in February, 1999, the entire Board of Directors performed most of these functions.

COMPENSATION PHILOSOPHY

     The compensation philosophy for executive officers conforms generally to the compensation philosophy followed for all of the Company's employees. The Company's compensation is designed to maintain executive compensation programs and policies that enable the Company to attract and retain the services of highly qualified executives. In addition to base salaries, executive compensation programs and policies consisting of discretionary cash bonuses and periodic grants of stock options are designed to reward and provide incentives for individual contributions as well as overall Company performance.

     The Compensation Committee monitors the operation of the Company's executive compensation policies. Key elements of the Company's compensation program include base salary, discretionary annual cash bonuses and periodic grants of stock options. The Company's policies with respect to these elements, including the basis for the compensation awarded the Company's chief executive officer, are discussed below. While the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package offered by the Company to the individual, including healthcare and other insurance benefits.

     Base Salaries. The Company has established competitive annual base salaries for all executive officers, including the named executive officers. Effective as of the initial public offering, the Company entered into employment agreements with each of its then executive officers. The only executive officers who currently have employment agreements are David K. Meehan and Robert G. Gantley. Each of these employment agreements provides for an initial term of three years, subject to automatic continuation until terminated by either party. See "Executive Compensation - Employment Agreements." The annual base salaries for each of the Company's executive officers, including the Company's chief executive officer, reflect the subjective judgment of the Board of Directors based on the consideration of the executive officer's position and tenure with the Company, the Company's needs, and the executive officer's individual performance, achievements and contributions to the growth of the Company.

     Mr. Howard currently serves as Chief Executive Officer of the Company at an annual base salary of $229,678. The Board of Directors and Compensation Committee believe that this annual base salary is consistent with the salary range established for this position based on the factors noted above and

Mr. Howard's prior experience and managerial expertise, his knowledge of the Company's operations and the industry in which it operates.

     Annual Bonus. The Company's executive officers are eligible for a discretionary annual cash bonus. No bonus was paid to Mr. Howard as the Company's chief executive officer for the year ended December 31, 2000.

     Stock Options. Under the Company's 1999 and 2000 Incentive Plans, stock options may be granted to key employees, including executive officers of the Company. The 1999 and 2000 Incentive Plans are administered by the Compensation Committee in accordance with the requirements of Rule 16b-3. The Compensation Committee also administers the Company's Non-Qualified Plan. During the year ended December 31, 2000, no options were granted to Mr. Howard under either of these plans.

SECTION 162(M) LIMITATIONS

     Under Section 162(m) of the Code, a tax deduction by corporate taxpayers, such as the Company, is limited with respect to the compensation of certain executive officers unless such compensation is based upon performance objectives meeting certain regulatory criteria or is otherwise excluded from the limitation. Based upon the Compensation Committee's commitment to link compensation with performance as described in this report, the Compensation Committee currently intends to qualify compensation paid to the Company's executive officers for deductibility by the Company under Section 162(m).

                             COMPENSATION COMMITTEE

                           E. RAY SOLOMON (CHAIRMAN)
                       WILLIAM D. HUSSEY (VICE CHAIRMAN)
                               JOHN A. GRANT, JR.
                              ALEJANDRO M. SANCHEZ

APRIL 13, 2001

     The report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 (together, the "Acts"), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                               PERFORMANCE GRAPH

     The following line graph compares the Company's cumulative total shareholder return with the cumulative total shareholder return of the S&P 500 Index and the NASDAQ Computer and Data Processing Index since the Company's initial public offering in February 1999, assuming in each case an initial investment of $100 on February 11, 1999:

                COMPARISON OF 22 MONTH CUMULATIVE TOTAL RETURN*
               AMONG INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.,
       THE S&P 500 INDEX AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX

                                                  INSURANCE MANAGEMENT                                      NASDAQ COMPUTER &
                                                  SOLUTIONS GROUP, INC.              S&P 500                 DATA PROCESSING
                                                  ---------------------              -------                -----------------
2/11/99                                                  100.00                      100.00                      100.00
3/99                                                      81.82                      102.69                      106.80
6/99                                                      77.27                      109.93                      111.09
9/99                                                      27.27                      103.07                      115.69
12/99                                                     22.73                      118.41                      194.54
3/00                                                      21.31                      121.12                      192.38
6/00                                                      15.91                      117.90                      157.19
9/00                                                      12.50                      116.76                      145.47
12/00                                                      7.39                      107.62                       90.01

---------------

* $100 invested on 2/11/99 in stock or index -- including reinvestment of dividends. Fiscal year ending December 31.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2001, with respect to: (i) each of the Company's directors; (ii) each of the Company's executive officers named in the Summary Compensation Table above; (iii) all directors and executive officers of the Company as a group; and (iv) each person known by the Company to own beneficially more than 5% of the Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

                                                              SHARES BENEFICIALLY
                                                                     OWNED
                                                              -------------------
NAME                                                           SHARES     PERCENT
----                                                          ---------   -------
Bankers Insurance Group, Inc.(1)............................  8,349,884    65.2%
Western International Insurance Company(2)..................    700,000     5.5%
David M. Howard.............................................     13,000       *
David K. Meehan.............................................      2,200       *
Christopher P. Breakiron(3).................................        400       *
Robert S. Gantley(4)........................................      1,700       *
Daniel J. White(5)..........................................    524,198     4.1%
Robert M. Menke(6)..........................................    162,200       *
Robert G. Menke.............................................      3,200       *
John A. Grant, Jr.(7).......................................     41,000       *
William D. Hussey...........................................      3,000       *
E. Ray Solomon..............................................      5,500       *
Alejandro M. Sanchez........................................      1,000       *
John S. McMullen(8).........................................    354,300     2.8%
All directors and executive officers as a group (12
  persons)(6)...............................................  1,111,698     8.7%

---------------

 *  Less than 1%
(1) Includes 147,084 shares held by Bankers Insurance Group, Inc. ("BIG"), 3,528,455 shares held by Bankers Insurance Corporation ("BIC") and 4,674,345 shares held by Bankers Security Insurance Company ("BSIC"). The business addresses of BIG, BIC and BSIC are all 360 Central Avenue, St. Petersburg, Florida 33701. Bankers Insurance Group, Inc. is an indirect subsidiary of Bankers International Financial Corporation, Ltd. ("BIFC"), a Cayman Islands corporation wholly owned by Bankers International Financial Corporation II Trust, a discretionary charitable trust. The sole trustee of this trust is Ansbacher (Cayman) Limited, a Cayman Island corporation unaffiliated with BIG, the Company or their respective officers or directors. Pursuant to the trust's declaration of trust, Independent Foundation for the Pursuit of Charitable Endeavors, Ltd., a not for profit Cayman Islands corporation ("IFPCE"), possesses the discretionary power to (i) direct the trustee to appoint the trust fund to another trust for the benefit of one or more of the beneficiaries of the trust and (ii) remove the trustee and appoint one or more new trustees outside the Cayman Islands. A majority vote of the directors of IFPCE is required to take either of these actions. The Articles of Association of IFPCE provide that the Board of Directors shall consist of seven members, three of whom shall be the top three executives of Bankers International Financial Corporation, a Florida corporation and subsidiary of BIFC, three of whom shall be Mr. Robert M. Menke and his lineal descendants, and one of whom shall be a director elected by a majority vote of the remaining six directors (or, if they cannot agree, appointed by a court of competent jurisdiction). Until his death or adjudication of incompetency, Robert M. Menke shall have five votes and all other directors shall have one vote, and Robert M. Menke's presence at a meeting shall be required for a quorum. As of the March 31, 2001, the directors of IFPCE included David K. Meehan, Robert M. Menke and Robert G. Menke.
(2) Western International Insurance Company ("WIIC") is a wholly-owned subsidiary of Venture Capital Company ("VCC"). The business address of VCC and WIIC is Bank America Building, Fort Street, Georgetown, Grand Cayman, British West Indies. VCC is a Cayman Island corporation wholly-owned by Venture II Trust, a discretionary charitable trust. The sole trustee of this trust is Cayman National Trust Company Limited, a Cayman bank unaffiliated with BIG, the Company or their respective officers or directors. Pursuant to the trust's declaration of trust, IFPCE possesses the same discretionary powers as described in note (1) above.
(3) Represents shares held jointly with spouse.
(4) Includes 700 shares held directly by Mr. Gantley and 1,000 shares held jointly with his spouse.
(5) Includes 262,099 shares held in trust by his spouse.
(6) Excludes 147,084 shares held by BIG, 3,528,455 shares held by BIC, 4,674,345 shares held by BSIC and 700,000 shares held by WIIC. See Notes (1) and (2) above. All shares are held by Robert M. Menke Trust U/A dated 5/17/95, a revocable trust pursuant to which Robert M. Menke is the sole trustee and lifetime beneficiary.
(7) Includes 15,000 shares held directly by Mr. Grant and 26,000 shares held directly by his spouse.
(8) Includes 154,300 shares held directly by Mr. McMullen, 110,000 shares held by Andros Associates, Inc., 45,000 shares held by the Kenneth S. McMullen Family Trust and 45,000 shares held by the Gertrude B. McMullen Family Trust. Mr. McMullen owns 99% of the outstanding equity securities of Andros Associates, Inc., is the sole trustee and sole beneficiary of the Kenneth S. McMullen Trust, and is the sole trustee and sole beneficiary of the Gertrude
    B. McMullen Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ADMINISTRATION SERVICES AGREEMENT

     Effective as of January 1, 1998, the Company and BIG entered into an Administrative Services Agreement (the "Administration Agreement") pursuant to which BIG provides the Company with various administrative and support services, such as human resources and benefits administration, accounting, legal, cash management and investment services, requested by the Company from time to time and reasonably necessary in the conduct of its operations. Under the Administration Agreement, as originally in effect, the Company was charged for these services generally based upon a contractually agreed-upon quarterly fee of $396,250. Effective as of January 1, 1999, the Administration Agreement was amended to eliminate certain accounting and internal audit service functions (which functions are currently performed by the Company directly) and to reduce the quarterly fee payable by the Company to BIG (including one-fourth of the annual fee for legal services) to $258,750, subject to renegotiation by either party. In addition, the Company paid BIG, through the year ended December 31, 1999, an annual fee of $120,000 for routine legal services provided. Legal services provided with respect to non-routine matters are to be billed to the Company at negotiated prices. Effective January 1, 2000, the annual fee for routine legal services was reduced to $60,000 from $120,000. Effective April 1, 2000, the portion of the fee attributable to human resources and benefits administration services, excluding training services (approximately $393,000), was eliminated as the Company began to perform such services at such date. On December 31, 2000, the Administration Agreement was renewed by the Company for an additional one-year term.

     Pursuant to the Letter Agreement described below, the Administration Agreement was terminated effective April 1, 2001 and will be replaced effective June 1, 2001 with a new Corporate Services Agreement pursuant to which BIG will provide the Company with various marketing and training services at fixed hourly rates. See "Certain Relationships and Related Transactions -- Letter Agreements."

SERVICE AGREEMENTS

     Effective as of January 1, 1998, the Company entered into a separate Service Agreement (each a "Service Agreement") with each of BIC, BSIC and FCIC, all direct or indirect subsidiaries of BIG, pursuant to which the Company provides policy administration, claims administration and data processing services to such entities in connection with their flood, homeowners and automobile lines of business, and claims administration and data processing services for all such entities' other property and casualty lines of business. Under the Service Agreements, as originally in effect, each entity paid the Company as follows: (1) for its policy administration services a monthly fee based upon direct written premiums for the flood, homeowners and automobile insurance programs; (2) for its claims administration services a monthly fee based upon direct earned premiums for the property, casualty, automobile properly, automobile casualty, flood, and workers' compensation insurance programs (In addition, a monthly fee based upon direct incurred losses is charged for flood claims administration and a reimbursement not to exceed 5% of direct incurred losses from a single event in excess of $2 million is charged to property claims.); (3) for its data processing services, a monthly fee based upon direct written premiums for all insurance programs; and (4) for certain customer services such as mailroom, policy assembly, records management and cash office a monthly fee based upon direct written premiums (except, if provided in connection with their flood, homeowner and automobile insurance lines, where no such fees are imposed). The total service fees charged to BIC, BSIC and FCIC under these Service Agreements during the year ended December 31, 1998 totaled $36.1 million.

     Effective January 1, 1999, these Service Agreements were modified to provide for tiered pricing based on the volume of business processed, and to change the fee for data processing services, which was previously charged as a percentage of direct written premium, to a fixed monthly fee. The total service fees charged to BIC, BSIC and FCIC under these Service Agreements, as amended, during the years ended December 31, 1999 and 2000 totaled $41.5 million and $37.9 million, respectively. These modifications resulted in a reduction in the base fees charged for certain lines of business and increases in base fees charged for other lines of business to better reflect the services provided and competitive market rates for such services. The term of each Service Agreement was to expire on June 1, 2001, provided that it was thereafter to be automatically extended until terminated upon 90 days prior notice by either party.

     Effective April 1, 1999, the Company further amended its existing Service Agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business, provided that certain key tasks are performed timely. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $41.5 million for the year ended December 31, 1999, would have been $39.7 million in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999. Additionally, for the year ended December 31, 1999, the Company did not recognize approximately $500,000 of additional affiliated service fees under the minimum service fee arrangement, as the Company did not meet certain specified milestones on a timely basis. Such minimums were established to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that have not grown as rapidly as originally forecasted.

     In addition, under the Service Agreement with BIC, the Company administers an AYO Claims Agreement between BIG and Florida Windstorm Underwriting Association, which agreement BIG assigned to BIC on December 15, 1998. The Company processes and adjusts all claims made under the AYO Claims Agreement. The administrative fee (equal to a percentage of each loss paid) is allocated between BIC and the Company.

     Pursuant to the Letter Agreement described below, the Service Agreements will be amended effective June 1, 2001 to, among other things, extend the term of each agreement, modify certain of the service fees payable thereunder, and eliminate data and technical support services from the administrative services to be provided by the Company thereunder. See "Certain Relationships and Related Transactions -- Letter Agreements."

     Effective December 1, 1998, the Company entered into a service agreement with BLIC, a subsidiary of BIG, pursuant to which the Company provides certain administrative services and allows BLIC to make use of certain of the Company's property, equipment and facilities in connection with BLIC's day-to-day operations. Under the service agreement, as amended, BLIC agrees to pay the Company predetermined fees on a quarterly basis. To date, no services have been provided and no fees have been charged or paid under this service agreement. The term of the service agreement with BLIC ends on June 1, 2001, but may be terminated at any time by BLIC upon 90 days prior written notice.

TECHNICAL SUPPORT SERVICES AGREEMENT

     In April, 1999, the Company entered into a Technical Support Services Agreement (the "Old Support Agreement") with BIG pursuant to which the Company provided BIG with certain system development services. Under the Old Support Agreement, such services were charged to BIG on a time and materials basis. The total service fees charged to BIG under the Old Support Agreement during the years ended December 31, 1999 and 2000 totaled $1.3 million and $0, respectively. Pursuant to the Letter Agreement described below, the Old Support Agreement was terminated effective April 1, 2001 and will be replaced, effective June 1, 2001, with a new Technical Support Services Agreement (the "New Support Agreement"). Pursuant to the New Support Agreement, BIG will provide certain technical support services to the Company. See "Certain Relationships and Related Transactions -- Letter Agreements."

LETTER AGREEMENTS

     On April 13, 2001, the Company entered into a Letter Agreement with BIG, BIC, BSIC and FCIC (the "Letter Agreement") pursuant to which the various contractual arrangements between the Company and such affiliated entities will be significantly altered as described below.

     With respect to the Administration Agreement, the Letter Agreement provides that the existing Administration Agreement was terminated effective as of April 1, 2001 and will be replaced effective June 1, 2001 with a new Corporate Services Agreement (the "Corporate Services Agreement"). Pursuant to the Corporate Services Agreement, BIG will provide the Company with various corporate marketing (including graphic design and web-site development) and corporate training services requested by the Company from time to time at fixed hourly rates ranging from $40 to $100 per hour, depending on the service being provided. The Letter Agreement provides that the parties will negotiate in good faith to execute and deliver the Corporate Services Agreement incorporating these terms on or before June 1, 2001; provided, however, that in the event such agreement is not executed and delivered by that date, BIG will provide such services at the rates specified in the Letter Agreement.

     The Letter Agreement further provides that the Old Support Agreement was terminated effective April 1, 2001 and will be replaced, effective June 1, 2001, with the New Support Agreement. Pursuant to the New Support Agreement, BIG will provide the Company with certain technical support, computer programming and systems analysis services at specified rates (except for software development services, which shall be provided on a time and materials basis).

     With respect to the Service Agreements, the Letter Agreement provides that each of such agreements shall be amended, effective June 1, 2001, to (i) postpone the expiration date of the agreement from June 1, 2001 until December 1, 2002, (ii) modify the service fees payable thereunder with respect to policy and claim administration services to be provided in connection with certain lines of business, (iii) eliminate data and technical support services from the administrative services to be provided by the Company under the agreement, and
(iv) assess a fixed monthly fee for usage of the Company's AS 400 computer system. With respect to the service fee modifications, under the Service Agreements, as amended, each entity will pay the Company (1) a monthly fee based upon direct written premiums for policy administration services relating to its flood, homeowners and commercial lines of business and (2) a monthly fee based upon net claims (after deductibles) for claims administration services relating to its flood line of business. The service fees payable under the Service Agreements with respect to (a) policy administration services relating to the automobile line of business, and (b) claims administration services relating to all lines of business other than flood, shall remain unchanged. If such amendments to the Service Agreements had been in effect for the fiscal year ended December 31, 2000, the Company's affiliated outsourcing revenues, which totaled approximately $38 million on an actual basis, would have been approximately $30 million on a pro forma basis. The Company believes that any anticipated reduction in affiliated outsourcing revenues resulting from the implementation of such service fee changes will be largely offset by a corresponding reduction in operating costs as a result of, among other things, the elimination of data and technical support services from the administration services to be provided by the Company under the Service Agreements, although no assurances can be given in this regard.

     On April 13, 2001, the Company entered into a Commitment Letter to advance service fee payments (the "Commitment Letter") with BIG pursuant to which BIG has agreed to advance to the Company up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under the Service Agreements. Such advances are available to the Company beginning June 1, 2001 continuing through December 1, 2002 and shall be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter shall constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance.

PROPERTY LEASES

     The Company currently leases from BIC approximately 84,200 square feet of office space in St. Petersburg, Florida at a monthly rate of approximately $108,000. During the year-ended December 31, 2000, the Company paid BIC approximately $1.4 million under this lease. The current term of this lease expires on December 31, 2001. The Company anticipates that, in connection with the transactions contemplated by the Letter Agreement, a portion of the leased premises will be sublet back to BIG, although no assurances can be given in this regard.

     The Company currently leases from BIG approximately 4,600 square feet of office space in St. Petersburg, Florida at a monthly rate of approximately $5,100. During the year-ended December 31, 2000, the Company paid BIG approximately $106,000 under this lease. The current term of this lease also expires on December 31, 2001.

     Effective January 1, 1998, BIG assigned to the Company a lease of approximately 6,600 square feet of office space in St. Petersburg, Florida. This lease expired on December 31, 2000 and was not renewed. During the year ended December 31, 2000, the Company paid approximately $71,000 under this lease to the third-party lessor.

EMPLOYEE LEASING AGREEMENT

     Effective as of January 1, 1998, the Company entered into an Employee Leasing Agreement with BIC (the "Employee Leasing Agreement") pursuant to which the Company continued to lease various personnel, including customer service personnel, from BIC. The number of employees leased varied depending on the needs of the Company and the availability of employees from BIC. The Company was responsible for all expenses associated with such leased employees, including salaries, bonuses and benefits. Effective April 1, 2000, the Employee Leasing Agreement was terminated, at which time all such leased employees became direct employees of the Company.

SALES AND ASSIGNMENT AGREEMENT

     In May, 1998, the Company entered into a sales and assignment agreement with BIG and certain affiliated companies whereby certain assets were transferred and assigned to the Company, effective retroactively to April, 1998, for use in its business. The assets, including, but not limited to, telephone equipment, computer hardware and software, and service marks were transferred at their net book value as of the date of transfer. The Company paid consideration consisting of $325,075 in cash and entered into two promissory notes amounting to $2,802,175. The notes were repaid in full in February, 2000 out of the net proceeds to the Company from its initial public offering. In addition, the Company assumed the existing leases with unaffiliated third parties relating to various computer equipment. The Company anticipates that, in connection with the transactions contemplated by the Letter Agreement, certain assets of the Company will be sold to BIG, although no assurances can be given in this regard.

SOFTWARE LICENSING AGREEMENT

     Effective January 1, 1998, the Company entered into a non-exclusive license agreement with BIG and BIC pursuant to which the Company licenses its primary operating systems from BIG and BIC in exchange for a nominal fee. The term of the license is perpetual. The license agreement provides that the Company shall be solely responsible for maintaining and upgrading the systems and shall have the authority to sell or license such systems to third parties.

IMS DIRECT SALE

     Effective July 31, 2000, IMS Direct, Inc. ("IMS Direct"), a wholly-owned subsidiary of the Company, and Bankers Insurance Services, Inc. ("BIS"), a wholly-owned subsidiary of BIG, entered into an Asset Purchase Agreement pursuant to which IMS Direct sold substantially all of its assets to BIS. In exchange, BIS paid IMS Direct $2,463 and assumed substantially all of the liabilities of IMS Direct. Additionally, all of the employees of IMS Direct, consisting of approximately 10 persons, ceased to be employees of the Company as of July 31, 2000 and became employees of BIS.

TAX INDEMNITY AGREEMENT

     As of July 31, 1998, BIG had sold a sufficient number of shares in the Company such that the Company will no longer file its tax return with Bankers International Financial Corporation ("BIFC") on a consolidated basis. Effective as of July 31, 1998, the Company and BIFC entered into a Tax Indemnity Agreement pursuant to which (i) BIFC agrees to indemnify the Company in the event the Company incurs a tax liability as a result of taxable income of BIFC or one of its subsidiaries, and (ii) the Company agrees to indemnify BIFC in the event BIFC incurs a tax liability as a result of taxable income of the Company or one of its subsidiaries. Each party also agrees to reimburse the other by certain tax credits arising on or before July 31, 1998. Under the Tax Indemnity Agreement, the parties terminated a previous tax allocation agreement which had been in effect since October 1, 1993.

GEOTRAC TRANSACTIONS

     DJWW Corp., an Ohio corporation, was formed in June, 1987 by Daniel J. White ("Mr. White"), the corporation's president and sole shareholder. In May, 1991, the corporation changed its name to Geotrac, Inc. In August, 1994, Geotrac, Inc. sold substantially all of its assets to SMS Geotrac, Inc., a Delaware corporation ("SMS Geotrac"), for a purchase price of $1,000,000 in cash, plus a contingent payment based on net profits after taxes for the fiscal year ended June 30, 1995. SMS Geotrac was a wholly-owned subsidiary of Strategic Holdings USA, Inc. ("Strategic"). During the year ended June 30, 1996 and on July 30, 1997, SMS Geotrac made payments of $932,222 and $1,700,000, respectively to Mr. White in satisfaction of the contingent payment obligations under the acquisition agreement. The amounts were recorded as an increase to goodwill and an additional capital contribution to SMS Geotrac. In connection with the sale of assets to SMS Geotrac, Mr. White became the president of SMS Geotrac and received a four-year employment contract at a base salary of $100,000 per year. In September, 1994, Geotrac, Inc. changed its name to YoSystems, Inc. During the year ended June 30, 1997, SMS Geotrac and Strategic agreed to treat all outstanding amounts owed to the parent, $1,611,140, as an additional capital contribution. In addition, Strategic contributed $500,000 to SMS Geotrac.

     During the one-month period ended July 31, 1997, SMS Geotrac advanced $797,000 to YoSystems, Inc. In July, 1997, YoSystems acquired all of the issued and outstanding shares of capital stock of SMS Geotrac from Strategic for $15,000,000 in cash. The purchase price was funded through an $8.75 million loan from Huntington National Bank to YoSystems ($8.25 million of which was used in the purchase) plus $6.75 million in cash paid by the Company in connection with its acquisition of a 49% interest in YoSystems, as described below. Thereafter, the Company assumed the loan from Huntington National Bank, which loan has since been repaid from proceeds received in the Company's initial public offering.

     Neither YoSystems nor Mr. White, its president and sole shareholder, had a preexisting right to acquire SMS Geotrac pursuant to the August, 1994 transaction. The purchase price of the SMS Geotrac stock was determined by arm's length negotiations. After the stock purchase transaction, SMS Geotrac merged into YoSystems, with YoSystems being the surviving entity and changing its name back to Geotrac, Inc.

     Concurrent with the acquisition of SMS Geotrac by YoSystems, the Company, through a subsidiary, Bankers Hazard Determination Services, Inc. ("BHDS"), purchased a 49% interest in YoSystems for $6,750,000 in cash. At that time, the Company did not contemplate acquiring the remaining 51% of YoSystems, Inc.

     In connection with the Company's purchase of a 49% interest in YoSystems, BHDS issued 675,000 shares of non-cumulative 8% preferred stock to Heritage Hotel Holding Company ("Heritage"), a corporation owned by Richard M. Brubaker, the half brother of Robert M. Menke, a director of the Company. The preferred stock of BHDS issued to Heritage had a par value of $10 per share and was subject to redemption at the option of the board of directors of BHDS. The preferred stock could be redeemed at any time at a price equal to 108% of the original consideration paid for the stock by the shareholder plus the amount of the dividends declared and unpaid on the redemption date Heritage funded the preferred stock purchase by entering into a note agreement with a commercial bank for $6,750,000, with the preferred stock serving as collateral. On May 8, 1998, the Company purchased the outstanding preferred stock of BHDS in exchange for a note to Heritage in the principal amount of $6,750,000. The note was repaid in full in February, 2000 out of the net proceeds to the Company from its initial public offering. After May 8, 1998, the preferred stock of BHDS held by the Company was exchanged for 675,000 shares or 8.5% cumulative preferred stock of BHDS. The shares of non-cumulative 8% preferred stock were then retired. Dividends declared on the preferred stock for l997 and 1998 were $229,315 and $189,370, respectively.

     In July, 1998, the Company acquired the remaining 51% equity interest in Geotrac, Inc. (formerly YoSystems) pursuant to the merger of Geotrac, Inc. with and into BHDS, with the surviving entity being known as "Geotrac of America, Inc." The Company acquired the remaining 51% interest from Mr. White and his wife and certain minority shareholders in exchange for (i) 524,198 shares of Common Stock, (ii) a promissory note in the principal amount of $1,500,000 bearing interest at a rate of 8.5%, and (iii) cash in the amount of $728,069 (paid in December, 1998), for a total purchase price of $7,994,000. In addition, the Company assumed the loan in the original principal amount of $8,750,000 from Huntington National Bank made to YoSystems in July, 1997. As described above, the loan from Huntington Bank was repaid from proceeds received in the Company's initial public offering. In connection with this transaction, Geotrac of America, Inc. entered into an employment agreement with Mr. White pursuant to which Mr. White serves as the President and Chief Executive Officer of Geotrac of America, Inc.

     In addition, the Company entered into a Corporate Governance Agreement with Mr. White and Geotrac setting forth certain terms and conditions upon which Geotrac continues to operate following the merger. The Corporate Governance Agreement provides, in part, that for so long as Mr. White owns stock in the Company or Geotrac, or has an option to purchase stock in Geotrac, (i) the Company will vote all of its shares in Geotrac to fix and maintain the number of directors on the Geotrac Board of Directors at five, (ii) the Company will vote its shares in Geotrac to elect as directors of Geotrac two persons designated by Mr. White, (iii) the termination of Mr. White as an employee of Geotrac will require the vote of four out of five members of the Board of Directors, and (iv) certain actions by Geotrac will require the unanimous approval of the Geotrac Board of Directors, including any merger or consolidation, the payment of management or similar fees to the Company or its subsidiaries and affiliates, the sale or issuance of Geotrac stock, and the sale of Geotrac assets outside the ordinary course of business to anyone other than an affiliate of Geotrac. Among the actions requiring such unanimous board approval under the Corporate Governance Agreement is the making of cash distributions to the Company, whether by dividend or otherwise. Therefore, pursuant to the Corporate Governance Agreement, Mr. White may impede the Company's ability to access excess cash balances retained by its Geotrac subsidiary, even if all of the other directors of Geotrac were to approve the distribution thereof to the Company. Mr. White is presently a director and shareholder of the Company. Mr. White also has a right of first refusal to purchase the assets of Geotrac in the event such assets are to be sold.

     The board of directors of Geotrac of America, Inc. consists of five members: Robert M. Menke (Chairman), David K. Meehan, David M. Howard, Daniel J. White and John Payne. Pursuant to his rights under the Corporate Governance Agreement, Mr. White appointed himself and Mr. Payne as nominees to such board. Mr. Howard is currently an executive officer the Company and the former President of BHDS.

     Geotrac currently leases a 12,400 square-foot facility in Norwalk, Ohio from DanYo LLC, a limited liability company wholly owned by Daniel J. White and his spouse. This lease, which was renewed effective September 1, 1999, is for a term of five years, expiring on August 31, 2004, and provides for monthly rental payments of approximately $10,448, plus payment of utilities, real estate taxes and assessments, insurance, repairs and similar expenses.

PHANTOM STOCK PLANS

     During the year ended December 31, 2000, the Company recognized approximately $338,000 in compensation expense (of which approximately $145,000 relates to 1999) resulting from the vesting of benefits payable to certain current and former officers and directors of the Company under the Amended and

Completely Restated Phantom Stock Plan (the "BFC Plan") of Bankers Financial Corporation ("BFC"), the parent corporation of BIG, and the Amended and Restated Phantom Stock Plan (the "VCC Plan") of Venture Capital Corporation ("VCC"). The foregoing compensation charge is a non-recurring, non-cash item to the Company, as all such benefits under such plans were fully vested as of September 30, 2000 and constitute the respective obligations of BFC and VCC, not the Company.

     Effective September 30, 2000, the BFC and VCC Plans were amended to provide for, among other things, immediate vesting of benefits payable thereunder to certain current and former officers and directors of the Company. Accordingly, as of September 30, 2000, the total discounted and non-discounted benefits payable under these plans, which have accrued since February 11, 1999, the date of the Company's initial public offering (the "IPO Date"), totaled $327,000 and $894,000, respectively, for the BFC Plan and $12,000 and $43,000, respectively, for the VCC Plan. Benefits under each of such plans generally are payable in 120 equal installments beginning at age 60. Although resulting in a compensation expense (on a discounted basis) to the Company, all of such benefits under such plans were granted on or before the IPO Date and constitute the respective obligations of BFC and VCC, not the Company. The benefits described herein exclude amounts vested prior to the IPO Date and/or allocable to services provided to BIG or its affiliated entities (other than the Company or its subsidiaries) since the IPO Date.

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

MISCELLANEOUS

     In February, 1999, Western International Insurance Company, a wholly-owned subsidiary of VCC and presently a more than 5% shareholder of the Company, loaned $12.0 million to BIG in exchange for a subordinated note. This loan was funded by using a portion of the net proceeds received by VCC in the Company's initial public offering. BIG, in turn, used a portion of such loan proceeds to satisfy a note payable (including accrued interest) to the Company which totaled $5,322,455. The balance of the loan proceeds will provide BIG with additional capital to repay other outstanding indebtedness and expand its operations. The Company, in turn, used the funds received from BIG, together with a portion of the net proceeds from its initial public offering, to satisfy $7,054,996 in accounts, income taxes and notes payable (including accrued interest) payable to BIG.

     The Audit Committee of the Board of Directors is responsible for reviewing all future transactions between the Company and any officer or director of the Company or any entity in which an officer of director has a material interest. Any such transactions must be on terms no less favorable than those that could be obtained on an arm's-length basis from independent third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report:

     (1) Financial Statements.

             Insurance Management Solutions Group, Inc. Consolidated Financial Statements.

             Report of Independent Certified Public Accountants.

             Consolidated Balance Sheets as of December 31, 1999 and 2000.

             Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000.

           Consolidated Statement of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000.

           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.

             Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules.

           Report of Independent Certified Public Accountants on Schedule 1.

           Schedule 1 -- Condensed Financial Information of Registrant.

           Notes to Condensed Financial Information of Registrant.

     (3) Exhibits.

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
   3.1     --  Amended and Restated Articles of Incorporation of Insurance
               Management Solutions Group, Inc.*
   3.2     --  Amended and Restated Bylaws of Insurance Management
               Solutions Group, Inc.*
   4.1     --  Specimen certificate for the Common Stock of Insurance
               Management Solutions Group, Inc.*
  10.1     --  Employment Agreement, dated August 10, 1998, between David
               K. Meehan and Insurance Management Solutions Group, Inc.*
  10.2     --  Insurance Management Solutions Group, Inc. Long Term
               Incentive Plan.*
  10.3     --  Insurance Management Solutions Group, Inc. Non-Employee
               Directors' Stock Option Plan.*
  10.4     --  Snell Arcade Building Lease, dated May 15, 1996, between
               Snell Arcade Limited Company and Bankers Insurance Group,
               Inc., as revised and assigned to Insurance Management
               Solutions Group, Inc., effective January 1, 1998.*
  10.5     --  Bankers Building -- 5th Street North Lease Agreement, dated
               January 1, 1997, between Bankers Insurance Group, Inc. and
               Insurance Management Solutions Group, Inc.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  10.6     --  Bankers Financial Center Lease Agreement, dated January 1,
               1997, between Bankers Insurance Company and Insurance
               Management Solutions Group, Inc.*
  10.7     --  Lease, dated September 2, 1994, between DanYo LLC (as
               successor to Sandan) and SMS Geotrac, Inc.*
  10.8     --  Indenture of Lease, dated September 23, 1994, between
               Southview Business Center, Ltd., an Ohio limited
               partnership, and SMS Geotrac, Inc., including Addendum I,
               dated March 20, 1995, and Addendum II, dated December 8,
               1995.*
  10.9     --  Master Equipment Lease Agreement, dated May 11, 1995, and executed on May 15, 1995, between National City Leasing
               Corporation and SMS Geotrac, Inc.*
  10.10    --  Term Lease Master Agreement, dated June 30, 1995, between
               IBM Credit Corporation and SMS Geotrac, Inc.*
  10.11    --  Employment Agreement, dated June 11, 1998, between Jeffrey
               S. Bragg and Insurance Management Solutions Group, Inc.*
  10.12    --  Administration Services Agreement, dated January 1, 1998, between Bankers Insurance Group, Inc. and Insurance
               Management Solutions Group, Inc., including Addendum to
               Administration Services Agreement, dated December 2, 1998
               and effective January 1, 1998, and Addendum to
               Administration Services Agreement, effective January 1,
               1999.*
  10.13    --  Service Agreement, dated January 1, 1998, between Insurance
               Management Solutions, Inc. and Bankers Insurance Company,
               including Addendum dated April 1, 1998 and form of Addendum to Service Agreements effective January 1, 1999.*
  10.14    --  Service Agreement dated January 1, 1998 between Insurance
               Management Solutions, Inc. and Bankers Security Insurance
               Company, including form of Addendum to Service Agreements
               effective January 1, 1999. *
  10.15    --  Service Agreement dated January 1, 1998 between Insurance
               Management Solutions, Inc. and First Community Insurance
               Company, including form of Addendum to Service Agreements
               effective January 1, 1999. *
  10.16    --  Vendor Flood Insurance Agreement, dated January 1, 1996, between Insurance Management Solutions, Inc. (as successor to Insurance Management Information Services, Inc.) and
               Mobile USA Insurance Company, Inc.*
  10.17    --  Vendor Flood Insurance Agreement, dated November 10, 1995, between AAA Auto Club South Insurance Company and Insurance
               Management information Services, Inc.*
  10.18    --  Flood Insurance Program Services Agreement by and among
               Insurance Management Information Services, Inc., American
               Alternative Insurance Corporation, and Corporate Insurance
               Agency Services.*
  10.19    --  Agreement and Plan of Merger, dated May 12, 1998, by and among Geotrac, Inc., Insurance Management Solutions, Inc.,
               Daniel J. and Sandra White, Bankers Insurance Group, Inc.
               and Bankers Hazard Determination Services, Inc.*
  10.20    --  Employment Agreement, dated July 31, 1998, between Geotrac of America, Inc. (as successor to Geotrac, Inc.) and Daniel
               J. White.*
  10.21    --  Term Lease Master Agreement, dated August 6, 1996, between
               IBM Credit Corporation and Bankers Insurance Company,
               assigned by flankers Insurance Company to Insurance
               Management Solutions, Inc., effective April 1, 1998,
               pursuant to Sales and Assignment Agreement, dated May 6,
               1998.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  10.22    --  Sales and Assignment Agreement, dated May 6, 1998, by and between Insurance Management Solutions Group, Inc.,
               Insurance Management Solutions, Inc., Bankers Insurance
               Group, Inc., Bankers Insurance Services, Inc., Bankers Life
               Insurance Company, Southern Rental & Leasing Corporation,
               Bankers Insurance Company and Insurance Management
               Information Services, Inc.*
  10.23    --  Corporate Governance Agreement, dated July 31, 1998, between
               Geotrac, Inc., Daniel J. White and Insurance Management
               Solutions Group, Inc.*
  10.24    --  Tax Indemnity Agreement dated July 31, 1998 between Bankers
               Insurance Group, Inc., Insurance Management Solutions Group,
               Inc. and Daniel J. and Sandra White.*
  10.25    --  Flood Insurance Agreement, dated January 6, 1998, between
               First Community Insurance Company and Keystone Insurance
               Company.*
  10.26    --  Marketing Agreement, dated November 14, 1997, between First
               Community Insurance Company and Nobel Insurance Company.*
  10.27    --  Flood Insurance Agreement, dated February 11, 1998, between
               First Community Insurance Company and Horace Mann Insurance
               Company.*
  10.28    --  Flood Compliance Service Agreement dated November 1, 1996, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and Mortgage Corporation of America.*
  10.29    --  Flood Compliance Service Agreement dated March 1, 1997, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and CitFed Mortgage Corporation of
               America.*
  10.30    --  Flood Compliance Service Agreement dated March 1, 1998, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac), ABN AMRO North American and certain of its affiliates.*
  10.31    --  Flood Compliance Service Agreement dated April 12, 1997, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and Third Federal Savings.*
  10.32    --  Flood Compliance Service Agreement dated April 9, 1997, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and MidAm, Inc.*
  10.33    --  Flood Compliance Service Agreement dated December 28, 1995, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc.) and Crestar Bank.*
  10.34    --  Flood Compliance Service Agreement dated April 1, 1996, between Geotrac of America, Inc.(as successor to Geotrac,
               Inc. and SMS Geotrac) and ReliaStar Mortgage Corporation.*
  10.35    --  Flood Zone Determination Agreement dated March 25, 1993, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               AIG Consultants, Inc.*
  10.36    --  Flood Zone Determination Agreement dated December 28, 1995, between Geotrac of America, Inc. (as successor to Bankers
               Hazard Determination Services, Inc.) and SouthTrust
               Corporation, as amended on June 3, 1997.*
  10.37    --  Flood Zone Determination Agreement dated July 14, 1994, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               SunBank, N.A.*
  10.38    --  Flood Zone Determination Agreement dated November 8, 1993, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               Royal Indemnity Company.*
  10.39    --  Flood Insurance Agreement, dated February 17, 1995, between
               First Community Insurance Company and Armed Forces Insurance
               Exchange, as amended.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  10.40    --  Flood Insurance Agreement, dated November 17, 1995, between
               First Community Insurance Company and Amica Mutual Insurance
               Company, as amended.*
  10.41    --  Non-Qualified Stock Option Plan.*
  10.42    --  Funding Agreement, dated June 19, 1998, by and between
               Bankers Insurance Group, Inc. and Insurance Management
               Solutions Group, Inc.*
  10.43    --  Assignment of Registered Service Mark ("Floodwriter"), dated
               May 7, 1998, from Bankers Insurance Company to Insurance
               Management Solutions, Inc.*
  10.44    --  Assignment of Registered Service Mark ("Undercurrents"),
               dated May 7, 1998, from Bankers Insurance Company to
               Insurance Management Solutions, Inc.*
  10.45    --  Registration Rights Agreement, dated July 31, 1998, between
               Insurance Management Solutions Group, Inc. and Daniel J. and
               Sandra White.*
  10.46    --  Software License Agreement, effective January 1, 1998, between Insurance Management Solutions, Inc., Bankers
               Insurance Group, Inc. and Bankers Insurance Company.*
  10.47    --  Tax Indemnity Agreement dated July 31, 1998 between
               Insurance Management Solutions Group, Inc., Insurance
               Management Solutions, Inc. and Geotrac of America, Inc.,
               including Addendum dated July 31, 1998.*
  10.48    --  Tax Allocation Agreement dated July 31, 1998 between
               Insurance Management Solutions Group, Inc., Insurance
               Management Solutions, Inc. and Geotrac of America, Inc.,
               including Addendum dated July 31, 1998.*
  10.49    --  Articles of Merger filed with the Florida Department of
               State relating to the merger between Bankers Hazard
               Determination Services, Inc. and Geotrac, Inc.*
  10.50    --  Certificate of Merger filed with the Ohio Department of
               State relating to the merger between Bankers Hazard
               Determination Services, Inc. and Geotrac, Inc.*
  10.51    --  Secrecy and Confidentiality Agreement, dated October 8,
               1993, between Geotrac of America, Inc. (formerly Geotrac,
               Inc.) and Kirloskar Computer Services, Ltd.*
  10.52    --  Service Agreement dated December 1, 1998 between Insurance
               Management Solutions, Inc. and Bankers Life Insurance
               Company, including Addendum to Service Agreements dated
               December 11, 1998 and effective January 1, 1999*
  10.53    --  Stock Purchase Agreement, dated July 31, 1997, between
               YoSystems, Inc., Bankers Hazard Determination Services, Inc.
               and Daniel J. and Sandra White.*
  10.54    --  AYO Claims Agreement between Florida Windstorm Underwriting
               Association and Bankers Insurance Group, Inc., dated
               February, 1998.*
  10.55    --  Assignment of AYO Claims Agreement among Bankers Insurance
               Group, Inc., Bankers Insurance Company and Florida Windstorm
               Underwriting Association dated December 15, 1998.*
  10.56    --  Software Transfer Agreement dated September 1, 1998 by and among Bankers Insurance Group, Inc., Bankers Insurance
               Company, Insurance Management Solutions, Inc., and First
               Community Insurance Company.*
  10.57    --  Registration Rights Agreement dated January, 1999, between
               Insurance Management Solutions Group, Inc. and J. Douglas
               Branham and Felicia A. Rivas.*
  10.58    --  Stock Purchase Agreement dated December 10, 1998 between
               Colonial Catastrophe Claims Corporation, J. Douglas Branham,
               Felicia A. Rivas, and Insurance Management Solutions Group,
               Inc., including Addenda thereto.*
  10.59    --  Loan Agreement dated December 16, 1998 between Bankers
               Insurance Group, Inc. and Western International Insurance
               Company.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  10.60    --  Promissory Note of Bankers Insurance Group, Inc. in favor of
               Western International Insurance Company*
  10.61    --  Agreement for Satisfaction of Debt and Capitalization of
               Subsidiary dated December 16, 1998 between Venture Capital
               Corporation and Western International Insurance Company.*
  10.62    --  Plan of Merger dated January 7, 1999 and effective January
               15, 1999 between IMS Colonial, Inc. and Colonial Catastrophe
               Claims Corporation.*
  10.63    --  Flood Insurance Services Agreement, dated January 14, 1999, by and between Insurance Management Solutions Group, Inc.
               and Farmers Services Corporation.*
  10.64    --  Funding Agreement, dated February 16, 1999, by and between
               Bankers Insurance Group, Inc., Bankers Insurance Company,
               Venture Capital Corporation and Western International
               Insurance Company.**
  10.65    --  Flood Insurance Services Agreement, dated October 23, 1998, by and between Insurance Management Solutions, Inc. and
               Middlesex Mutual Assurance Company.**
  10.66    --  Flood Insurance Services Agreement, effective January 13,
               1999, by and between Insurance Management Solutions, Inc.
               and Island Insurance Companies, Ltd.**
  10.67    --  Lease Agreement, dated February 1, 1999, by and between
               Colonial Real Estate of Dunedin, Inc. and Colonial Claims
               Corporation.**
  10.68    --  Second Addendum to Service Agreements, effective as of April
               1, 1999, by and between Insurance Management Solutions, Inc.
               and each of Bankers Insurance Company, First Community
               Insurance Company and Bankers Security Insurance Company.***
  10.69    --  Technical Support Services Agreement, dated April 1, 1999, by and between Insurance Management Solutions, Inc. and
               Bankers Insurance Group, Inc. and its subsidiaries.***
  10.70    --  Lease Agreement, dated September 27, 1999, by and between
               Koger Equity, Inc. and Insurance Management Solutions Group,
               Inc.****
  10.71    --  Insurance Administration Services Agreement, effective as of
               May 3, 2000, by and between Insurance Management Solutions,
               Inc. and Reliance Insurance Company.*****
  10.72    --  Insurance Administration Services Agreement, effective as of
               June 30, 2000, by and between Insurance Management
               Solutions, Inc. and Instant Insurance Holding, Inc.*****
  10.73    --  Development Services Agreement, effective as of June 30,
               2000, by and between Insurance Management Solutions, Inc.
               and Instant Insurance Holding, Inc.*****
  10.74    --  Insurance Administration Services Agreement (Interim),
               effective as of June 22, 2000, by and between Insurance
               Management Solutions, Inc. and Instant Insurance Holding,
               Inc.*****
  10.75    --  Insurance Administration Services Agreement Termination and
               Interim Services Addendum, effective as of August 1, 2000, by and between Insurance Management Solutions, Inc.,
               International Catastrophe Insurance Managers, LLC and
               Clarendon National Insurance Company, including all
               schedules and exhibits thereto.******
  10.76    --  Insurance Management Solutions Group, Inc. 2000 Stock
               Incentive Plan
  10.77    --  Insurance Management Solutions Group, Inc. 2000 Non-Employee
               Director Stock Plan
  10.78    --  Employment Agreement, dated August 19, 1998, between Robert
               G. Gantley and Insurance Management Solutions, Inc.
  10.79    --  Release and Separation Agreement, dated April 12, 2001, between Christopher P. Breakiron and Insurance Management
               Solutions Group, Inc.
  10.80    --  Consulting Agreement, dated April 12, 2001, between
               Christopher P. Breakiron and Insurance Management Solutions
               Group, Inc.

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  10.81    --  Asset Purchase Agreement, including Indemnification
               Agreement, Bill of Sale and Assignment of Flood Monitoring
               Agreement, effective July 31, 2000, between IMS Direct, Inc.
               and Bankers Insurance Services, Inc.
  10.82    --  Letter Agreement, dated April 13, 2001, by and between
               Insurance Management Solutions, Inc., Bankers Insurance
               Group, Inc., Bankers Insurance Company, First Community
               Insurance Company and Bankers Security Insurance Company.
  10.83    --  Settlement Agreement, dated February 20, 2001, by and
               between Instant Insurance Holdings, Instant Auto Insurance
               Company and Insurance Management Solutions, Inc.
  10.84    --  Commitment Letter to advance service fee payments, dated
               April 13, 2001, between Insurance Management Solutions, Inc.
               and Bankers Insurance Group, Inc.
  21.1     --  List of subsidiaries of Insurance Management Solutions
               Group, Inc.*
  24.1     --  Power of Attorney relating to subsequent amendments
               (included on signature page hereto).

---------------

* Previously filed as part of the Company's Form S-1 Registration Statement (Reg. No. 333-57747) originally filed on June 28, 1998, as amended, and incorporated by reference herein.
** Previously filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.
*** Previously filed as part of the Company's Form 10-Q for the quarter ended
    June 30, 1999, and incorporated by reference herein.
**** Previously filed as part of the Company's Form 10-K for the year ended
     December 31, 1999, and incorporated by reference herein.
***** Previously filed as part of the Company's Form 10-Q for the quarter ended
      June 30, 2000, and incorporated by reference herein.
****** Previously filed as part of the Company's Form 10-Q for the quarter ended
       September 30, 2000, and incorporated by reference herein.

     Exhibits 10.1, 10.2, 10.3, 10.11, 10.20, 10.41, 10.76, 10.77, 10.78, 10.79
and 10.80 represent management contracts and compensatory plans.

     (b) Reports on Form 8-K.

          The Company filed a Report on Form 8-K on November 29, 2000 reporting that it had received notification from The Nasdaq Stock Market that the Company's common stock would be delisted from trading on the Nasdaq National Market at the opening of business on February 22, 2001. Such notification indicated that this action was being taken by Nasdaq as a result of the failure of the Company's Common Stock to satisfy the maintenance criteria for continued listing on the Nasdaq National Market.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. CONSOLIDATED
  FINANCIAL STATEMENTS
  Report of Independent Certified Public Accountants........    57
  Consolidated Balance Sheets as of December 31, 1999 and
     2000...................................................    58
  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1999 and 2000.......................    59
  Consolidated Statement of Shareholders' Equity for the
     years ended December 31, 1998, 1999 and 2000...........    60
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1999
     and 2000...............................................    61
  Notes to Consolidated Financial Statements................    62
  Report of Independent Certified Public Accountants on
     Schedule 1.............................................    85
  Schedule 1 -- Condensed Financial Information of
     Registrant.............................................    86
  Notes to Condensed Financial Information of Registrant....    89

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Insurance Management Solutions Group, Inc.

     We have audited the accompanying consolidated balance sheets of Insurance Management Solutions Group, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insurance Management Solutions Group, Inc. and subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          GRANT THORNTON LLP

Tampa, Florida
April 13, 2001

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 4,702,861   $ 5,192,161
  Accounts receivable, net..................................    3,621,714     3,789,288
  Due from affiliates.......................................    2,920,543     2,615,699
  Prepaid expenses and other assets.........................    1,572,976     1,573,037
                                                              -----------   -----------
          Total current assets..............................   12,818,094    13,170,185
Property and equipment, net.................................    7,225,494     9,116,552
Other Assets:
  Goodwill, net.............................................   16,257,663    15,352,001
  Customer contracts, net...................................    1,116,667       916,667
  Deferred tax assets, net..................................    1,063,366       682,081
  Capitalized software costs, net...........................      976,225     1,044,846
  Other.....................................................       33,398       483,216
                                                              -----------   -----------
          Total assets......................................  $39,490,907   $40,765,548
                                                              ===========   ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $   481,637   $   219,857
  Accounts payable, trade...................................      990,495     2,370,825
  Due to affiliates.........................................       12,833            --
  Employee related accrued expenses.........................    2,294,858     1,693,823
  Other accrued expenses....................................    1,293,060     2,008,201
  Income taxes payable......................................      413,241       557,676
  Deferred revenue..........................................      214,891            --
                                                              -----------   -----------
          Total current liabilities.........................    5,701,015     6,850,382
Long-term debt, less current portion........................      219,857            --
Deferred revenue............................................      684,915       802,578
Commitments and Contingencies
Shareholders' Equity:
  Preferred Stock, $.01 par value; 20,000,000 shares
     authorized, no shares issued and outstanding...........           --            --
  Common Stock, $.01 par value; 100,000,000 shares
     authorized, 12,678,743 and 12,800,261 shares issued and
     outstanding at December 31, 1999 and 2000,
     respectively...........................................      126,787       128,002
  Additional paid-in capital................................   26,810,282    27,545,901
  Retained earnings.........................................    5,948,051     5,438,685
                                                              -----------   -----------
          Total shareholders' equity........................   32,885,120    33,112,588
                                                              -----------   -----------
          Total liabilities and shareholders' equity........  $39,490,907   $40,765,548
                                                              ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1998          1999          2000
                                                          -----------   -----------   -----------
Revenues:
  Outsourcing services -- affiliated....................  $36,068,944   $41,465,498   $37,943,501
  Outsourcing services..................................    1,989,306    10,702,732     7,973,651
  Flood zone determination services.....................   24,454,558    18,540,543    16,137,943
  Flood zone determination services -- affiliated.......    1,279,689       620,320       929,002
                                                          -----------   -----------   -----------
          Total revenues................................   63,792,497    71,329,093    62,984,097
                                                          -----------   -----------   -----------
Expenses:
  Cost of outsourcing services..........................   26,874,609    37,427,886    36,766,042
  Cost of flood zone determination services.............   11,131,254     8,102,234     7,664,052
  Selling, general and administrative...................    8,381,290    11,856,833    11,205,336
  Management services from Parent.......................    3,259,712     2,255,810     1,885,022
  Deferred compensation (non-recurring item)............      728,069            --            --
  Depreciation and amortization.........................    4,311,011     5,498,007     5,342,099
                                                          -----------   -----------   -----------
          Total expenses................................   54,685,945    65,140,770    62,862,551
                                                          -----------   -----------   -----------
Operating Income........................................    9,106,552     6,188,323       121,546
                                                          -----------   -----------   -----------
Minority Interest.......................................     (472,803)           --            --
                                                          -----------   -----------   -----------
Other Income (Expense):
  Interest income.......................................      455,995       349,680       288,715
  Interest expense......................................   (2,194,353)     (809,383)      (70,244)
                                                          -----------   -----------   -----------
          Total other income (expense)..................   (1,738,358)     (459,703)      218,471
Income Before Provision for Income Taxes................    6,895,391     5,728,620       340,017
Provision for Income Taxes..............................    3,042,400     2,533,560       849,383
                                                          -----------   -----------   -----------
Net Income (Loss).......................................  $ 3,852,991   $ 3,195,060   $  (509,366)
                                                          ===========   ===========   ===========
Net Income (Loss) Per Common Share......................  $       .38   $       .26   $      (.04)
                                                          ===========   ===========   ===========
Weighted average common shares outstanding..............   10,264,253    12,448,183    12,793,953
                                                          ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                           ADDITIONAL
                                                 COMMON      PAID-IN      RETAINED
                                                 STOCK       CAPITAL      EARNINGS        TOTAL
                                                --------   -----------   -----------   -----------
Balance at December 31, 1997..................  $100,000   $    69,991   $        --   $   169,991
  Cash dividends to Parent....................        --            --    (1,100,000)   (1,100,000)
  Issuance of Common Stock as partial
     consideration for the acquisition of
     Geotrac, Inc.............................     5,242     5,760,939            --     5,766,181
  Net income..................................        --            --     3,852,991     3,852,991
                                                --------   -----------   -----------   -----------
Balance at December 31, 1998..................   105,242     5,830,930     2,752,991     8,689,163
  Issuance of Common Stock as partial
     consideration for the acquisition of
     Colonial Claims..........................     1,545     1,698,455            --     1,700,000
  Initial public offering of Common Stock, net
     of offering costs........................    20,000    19,143,897            --    19,163,897
  Compensation expense related to stock
     options issued to non-employees..........        --       137,000            --       137,000
  Net income..................................        --            --     3,195,060     3,195,060
                                                --------   -----------   -----------   -----------
Balance at December 31, 1999..................   126,787    26,810,282     5,948,051    32,885,120
  Issuance of Common Stock in connection with
     earn-out computation for Colonial Claims
     acquisition..............................     1,215       298,785            --       300,000
  Non-cash compensation expense related to
     phantom stock plans......................        --       338,200            --       338,200
  Compensation expense related to stock
     options issued to non-employees..........        --        98,634            --        98,634
  Net loss....................................        --            --      (509,366)     (509,366)
                                                --------   -----------   -----------   -----------
Balance at December 31, 2000..................  $128,002   $27,545,901   $ 5,438,685   $33,112,588
                                                ========   ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1998           1999          2000
                                                              -----------   ------------   -----------
Cash Flows from Operating Activities:
  Net income (loss).........................................  $ 3,852,991   $  3,195,060   $  (509,366)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    4,311,011      5,498,007     5,342,099
    Depreciation and amortization of Geotrac prior to July
       1998 acquisition.....................................     (712,990)            --            --
    Loss on disposal of property and equipment..............       37,914        350,785       201,540
    Minority interest in earnings of Geotrac, Inc...........     (485,034)            --            --
    Write-off of deferred financing costs...................           --        244,752            --
    Compensation expense related to non-employee stock
       options..............................................           --        137,000        98,634
    Non-cash compensation expense related to phantom stock
       plans................................................           --             --       338,200
    Deferred income taxes, net..............................     (382,191)      (202,564)      381,285
    Changes in assets and liabilities:
       Accounts receivable..................................     (238,449)       928,223      (167,574)
       Income taxes recoverable.............................   (1,148,902)     1,148,902            --
       Prepaid expenses and other assets....................     (574,122)      (388,639)      108,867
       Other assets.........................................     (257,648)      (199,673)     (697,118)
       Accounts payable, trade..............................      252,012        140,996     1,380,330
       Employee related accrued expenses....................     (695,910)       490,181      (601,035)
       Other accrued expenses...............................      566,625       (446,468)    1,015,141
       Income taxes payable.................................   (2,443,058)       413,241       144,435
       Deferred revenue.....................................      333,313         33,313       (97,228)
                                                              -----------   ------------   -----------
         Net cash provided by operating activities..........    2,415,562     11,343,116     6,938,210
                                                              -----------   ------------   -----------
Cash Flows from Investing Activities:
  Acquisition of Geotrac, net of cash acquired..............    2,797,008             --            --
  Purchases of property and equipment.......................   (1,613,518)    (3,185,028)   (5,789,690)
  Payment of acquisition debt...............................   (1,420,530)      (500,000)           --
  Issuance of notes receivable..............................           --             --      (560,000)
  Collection of notes receivable............................           --             --        90,406
  Acquisition of Colonial Claims, net of cash acquired......           --          1,092            --
  Payment of dividend to prior Colonial Claims
    shareholders............................................           --       (670,000)           --
                                                              -----------   ------------   -----------
         Net cash used in investing activities..............     (237,040)    (4,353,936)   (6,259,284)
                                                              -----------   ------------   -----------
Cash Flows from Financing Activities:
  Net proceeds received from initial public offering........           --     19,163,897            --
  Repayment of debt.........................................   (5,251,662)    (9,795,989)     (481,637)
  Cash dividends paid to Parent.............................   (1,100,000)            --            --
  Repayment of affiliated notes and accrued interest........           --    (14,708,420)           --
  Collection of affiliated note and interest receivable.....           --      5,271,406            --
  Net advances to (from) affiliates.........................    6,680,187     (4,086,080)      292,011
  Deferred offering costs...................................     (753,250)            --            --
                                                              -----------   ------------   -----------
         Net cash used in financing activities..............     (424,725)    (4,155,186)     (189,626)
                                                              -----------   ------------   -----------
Increase in Cash and Cash Equivalents.......................    1,753,797      2,833,994       489,300
Cash and Cash Equivalents, beginning of period..............      115,070      1,868,867     4,702,861
                                                              -----------   ------------   -----------
Cash and Cash Equivalents, end of period....................  $ 1,868,867   $  4,702,861   $ 5,192,161
                                                              ===========   ============   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF ORGANIZATION AND BUSINESS

     Insurance Management Solutions Group, Inc. ("IMSG") is a holding company that was incorporated in the State of Florida in December 1996 by its Parent, Bankers Insurance Group ("BIG" or the "Parent"), which contributed to IMSG two of its wholly-owned operating subsidiaries, Insurance Management Solutions, Inc. ("IMS") and Bankers Hazard Determination Services, Inc. ("BHDS"). In July 1997, the Company acquired a 49% interest in Geotrac, Inc. and, in July 1998 acquired the remaining 51% interest. Geotrac was subsequently merged into BHDS with the surviving company being known as Geotrac of America, Inc. ("Geotrac of America"). In January, 1999, the Company acquired Colonial Claims Catastrophe Corporation ("Colonial"). IMSG, IMS, Geotrac of America and Colonial are hereinafter collectively known as the "Company".

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Insurance Management Solutions Group, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In 1998, the operations of Geotrac for the year ended December 31, 1998 are consolidated in the Company's statement of operations. The minority interest deduction in the statement of operations represents the net income of Geotrac allocable to the 51% interests held by the other stockholders during the six months ended June 30, 1998, prior to the Company acquiring the remaining 51% interest in Geotrac.

USE OF ESTIMATES

     The preparation of the financial statements conforms with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1999 and 2000, cash equivalents consisted of U.S. Treasury bills, certificates of deposit and overnight repurchase agreements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ACCOUNTS RECEIVABLE TRADE AND CONCENTRATION OF CREDIT RISK

     Accounts receivable, trade represents amounts due from insurance companies and financial institutions related to flood zone determinations and claims adjusting services performed. Credit is granted to customers based on management's assessment of their credit worthiness. Customer deposits are required in certain instances. The allowance for doubtful accounts totaled approximately $250,000 and $232,000 as of December 31, 1999 and 2000, respectively. Net bad debt expense totaled $134,733, $301,813, and $195,634 during the years ended December 31, 1998, 1999, and 2000, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the assets' estimated service lives. Accelerated methods are used for tax purposes.

GOODWILL

     Goodwill is being amortized using the straight-line method over twenty years. The amortization period was determined based on various factors including the nature of the product or service provided, the Company's market position and historical and projected operating results. Accumulated amortization at December 31, 1999 and 2000 was $1,434,296 and $2,339,959, respectively.

CUSTOMER CONTRACTS

     Customer contracts are being amortized using the straight-line method over seven years. The amortization period, which does not materially differ from the underlying contract lives, was determined based on historical and expected contract duration periods as well as the nature of the products and services provided. Accumulated amortization at December 31, 1999 and 2000 was $300,000 and $500,000, respectively.

CAPITALIZED SOFTWARE COSTS

     In accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), the Company capitalizes certain qualifying software development costs incurred during the application development stage. Amortization is recorded using the straight-line method over the service life of the software or the term of the customer contract to which the software relates, which ranges from one to five years. Accumulated amortization at December 31, 1999 and 2000 was $247,497 and $518,055, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of its long-lived assets (including goodwill) in accordance with Statement of Financial Accounting Standards No. 121, ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires long-lived assets to be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered include current operating results, trends, and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent the sum of discounted (using the Company's incremental borrowing rate) estimated future cash flows (over a period of less than 20 years) expected to result from the use of the asset is less than the carrying value. No impairment exists for all periods presented.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

REVENUE RECOGNITION AND DEFERRED REVENUE

  Outsourcing Services Revenues

     Revenue generated from outsourcing services is recognized as earned when services are provided.

     In 1998, the affiliated service agreements as they pertain to claims administration, resulted in deferred revenue totaling $214,891 being recorded as the related fees are billed and payable based on a percentage of the customers' earned premiums, which is in advance of a portion of the total claims expense that were expected to be incurred by the Company. During 1999, the Company determined that the majority of claims being settled on behalf of its affiliated customers were actually settled within or shortly after the expiration of the policy term for which the Company was receiving a service fee based upon the underlying earned premium. As such, during 1999, the Company discontinued its practice of deferring claims revenue and amortized the remaining deferred revenue balance, which totaled $214,891 as of December 31, 1999, ratably over the 2000 calendar year.

  Flood Zone Determination Revenues

     The Company's flood zone revenues are principally derived from flood zone determination services and life-of-loan monitoring services. Flood zone determinations involve the Company ascertaining and certifying to a property's flood zone classification. Revenues for these services are recognized upon completion of each flood zone determination, as each determination is completed within a short period of time.

     The Company receives an up-front, non-refundable fee to provide life of loan monitoring of flood zone determinations whereby the Company notifies its customers of changes in previously issued flood zone determinations. The Company defers a portion of the fee associated with this future obligation and amortizes these amounts using the straight-line method over the average life of the underlying loan, approximately seven years.

INCOME TAXES

     The Company accounts for income taxes on the liability method, as provided by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. An allowance is recognized when it is more likely than not that any or all of a deferred tax asset will not be realized. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share, which represents both basic and diluted earnings per share ("EPS") since no dilutive securities were outstanding for all periods presented, is computed by dividing net income (loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

                                                           YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       1998         1999         2000
                                                    ----------   ----------   -----------
Numerator:
  Net income (loss)...............................  $3,852,991   $3,195,060   $  (509,366)
                                                    ==========   ==========   ===========
Denominator:
  Weighted average number of Common Shares used in
     basic EPS....................................  10,264,253   12,448,183    12,793,953
  Diluted stock options...........................          --           --            --
                                                    ----------   ----------   -----------
  Weighted average number of Common Shares and
     diluted potential Common Shares used in
     diluted EPS..................................  10,264,253   12,448,183    12,793,953
                                                    ==========   ==========   ===========

     As of December 31, 1999 and 2000, options to purchase 453,500 and 594,000 shares, respectively, of Common Stock were outstanding but were not included in the computation of diluted earnings per share as the inclusion of such shares would have an anti-dilutive effect.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, due from affiliates, accounts payable, due to affiliates and debt approximate fair value due to the short maturity of those instruments. The Company considers the fixed rate debt instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no impact on the Company's operating results or financial position.

     In April 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of Accounting Principles Board Opinion No. 25. FIN 44 became effective on July 1, 2000 at which time the

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company adopted the interpretation. The adoption of FIN 44 had no impact on the Company's operating results and financial position.

NOTE 3 -- ACQUISITIONS

GEOTRAC, INC.

     On July 31, 1997, the Company, through its subsidiary, BHDS, invested cash in the amount of $6,750,000 in YoSystems in exchange for 490 shares of common stock issued by YoSystems, representing a 49% equity interest. On July 31, 1997, YoSystems concurrently acquired all of the issued and outstanding shares of capital stock of SMS Geotrac, Inc. SMS Geotrac, Inc. merged into YoSystems, with YoSystems becoming the surviving entity, which then changed its name to Geotrac, Inc. In July 1998, the Company acquired the remaining 51% of the outstanding shares of Geotrac, Inc.'s common stock in exchange for $7,994,250 consisting of:

524,198 shares of the Company's Common Stock valued at
  $11.00 per share, the initial public offering price.......  $5,766,181
Promissory note.............................................   1,500,000
Cash........................................................     728,069
                                                              ----------
                                                              $7,994,250
                                                              ==========

     The following unaudited pro forma consolidated results of operations for the year ended December 31, 1998 is presented as if the acquisition of Geotrac, Inc. had been made on January 1, 1998. The unaudited pro forma information reflects the additional goodwill amortization and interest expense that would have been incurred if the Company had purchased Geotrac, Inc. on January 1, 1998. These pro forma results are not necessarily indicative of the results of operations that would have occurred had the purchase been made at January 1, 1998, or the future results of the consolidated operations (in thousands, except per share data):

Revenue.....................................................  $63,792
Operating income............................................    9,758
Net income..................................................    4,610
Net income per common share.................................  $   .44

     In addition, the Company entered into a Corporate Governance Agreement with Geotrac and Dan White ("Mr. White"), its president and former majority shareholder (the "former majority shareholder"), setting forth certain terms and conditions upon which Geotrac will operate following the merger. The Corporate Governance Agreement provides, in part, that, for so long as the former majority shareholder owns stock in the Company or Geotrac, or has an option to purchase stock in Geotrac, (i) the Company will vote all of its shares in Geotrac to fix and maintain the number of directors on the Geotrac Board of Directors at five,
(ii) the Company will vote its shares in Geotrac to elect as directors of Geotrac two persons designated by the former majority shareholder, (iii) the termination of the former majority shareholder as an employee of Geotrac will require the vote of four out of five members of the Board of Directors, and (iv) certain actions by Geotrac will require the unanimous approval of the Geotrac Board of Directors, including any merger or consolidation, the payment of distributions or management or similar fees to the Company or its subsidiaries and affiliates, the sale or issuance of Geotrac stock, and the sale of Geotrac assets outside the ordinary course of business to anyone other than an affiliate of Geotrac. The former majority shareholder also has a right of first refusal to purchase the assets of Geotrac in the event such assets are to be sold.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

COLONIAL CATASTROPHE

     Effective January 7, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Colonial Catastrophe Claims Corporation, a Florida corporation ("Colonial Catastrophe"), in exchange for (i) 154,545 shares of Common Stock, (ii) cash in the amount of $500,000,
(iii) a promissory note in the principal amount of $500,000, and (iv) an earn-out payment of $300,000, which was paid during February, 2000 in 121,518 shares of Common Stock, based upon achieving a target income before taxes of Colonial Claims for the year ended December 31, 1999. On January 15, 1999, Colonial Catastrophe was merged into the acquiring subsidiary and the name of the acquiring subsidiary was changed to "Colonial Claims Corporation" (hereinafter "Colonial Claims"). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations". The results of operations of Colonial Claims is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including the $300,000 earn-out payment made in February, 2000, was $3.0 million which exceeded the fair value of the acquired net assets by $2.6 million. Such excess is being amortized on a straight-line basis over twenty years.

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

NOTE 4 -- RESTRICTED NET ASSETS AND RETAINED EARNINGS

     As discussed in Note 3. "Acquisitions", the Company acquired its Geotrac subsidiary through a series of transactions. In connection with the acquisition of Geotrac, the Company entered into a Corporate Governance Agreement, dated July 31, 1998, with Geotrac and Mr. White, setting forth certain terms and conditions pertaining to the operation of Geotrac. This agreement contains a provision, among other things, that restricts the Company's ability to make distributions or transfer funds from Geotrac by means of intercompany loans, advances or dividends without the unanimous approval of the Geotrac Board of Directors. Mr. White is presently a director of Geotrac. Therefore, pursuant to the Corporate Governance Agreement, Mr. White may impede the Company's ability to access excess cash balances retained by its Geotrac subsidiary, even if all of the other directors of Geotrac were to approve the distribution thereof to the Company. To date, the Company has been able to access Geotrac's excess cash when necessary, primarily through the prepayment of outstanding intercompany indebtedness. No assurances can be given, however, that the Company will be able to obtain available cash from Geotrac. If the Company is unable to do so, it ultimately could have a material adverse effect on the Company's business, financial condition and results of operations.

     As of December 31, 2000, the Company had total consolidated net assets of approximately $33.1 million of which $20.8 million represents the net assets of Geotrac. The tangible net assets of Geotrac primarily consist of: cash of $2.8 million; other current assets of $4.0 million, including $1.1 million due from affiliates; and current liabilities of $3.0 million, including $1.1 million due to affiliates. As a result of the foregoing restriction of Geotrac's net assets, the Company's consolidated retained earnings as of December 31, 2000, which totaled $5.4 million, is not completely available for dividend distribution. However, the Company did

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

not pay any dividends in either 1999 or 2000 and does not anticipate declaring or paying cash dividends in the foreseeable future. As such, all future earnings are expected to be retained for operating purposes.

NOTE 5 -- PROPERTY AND EQUIPMENT

                                                                              DECEMBER 31,
                                                              LIFE     --------------------------
                                                             (YEARS)      1999           2000
                                                             -------   -----------   ------------
Computer equipment and software............................    3-5     $ 9,707,957   $ 12,980,586
Office furniture and equipment.............................      5       2,719,441      2,826,388
Leasehold improvements.....................................      5         181,045        794,621
Maps and map database......................................      5       2,087,570      2,897,899
Automobiles................................................      5          23,608         20,239
                                                                       -----------   ------------
                                                                        14,719,621     19,519,733
Less -- accumulated depreciation and amortization..........             (7,494,127)   (10,403,181)
                                                                       -----------   ------------
                                                                       $ 7,225,494   $  9,116,552
                                                                       ===========   ============

     Maps and map database, which are used as a basis for making flood zone determinations, include the capitalized costs of purchasing maps as well as the direct labor cost of converting the maps to digitized computer files.

     At December 31, 1999 and 2000, property and equipment includes $1,603,784 and $1,548,151 of assets, respectively, and $966,074 and $1,327,484 of accumulated amortization, respectively, recorded under capital leases.

     Depreciation and amortization expense was $2,941,602, $4,132,898 and $3,697,090 in 1998, 1999 and 2000, respectively.

NOTE 6 -- OTHER ACCRUED EXPENSES

     Other accrued expenses consisted of the following as of December 31, 1999 and 2000:

                                                                 1999         2000
                                                              ----------   ----------
Adjuster expenses payable...................................  $  539,062   $  281,697
Contract termination settlement.............................          --      800,000
Operating lease rebate......................................          --      228,595
Accrued earn-out payable....................................     300,000           --
Accrued professional fees...................................      80,000      265,000
Taxes payable other than income.............................     237,440      157,308
Commission payable..........................................      61,557       64,305
Other accrued expenses......................................      75,001      211,296
                                                              ----------   ----------
                                                              $1,293,060   $2,008,201
                                                              ==========   ==========

NOTE 7 -- NOTES RECEIVABLE

     In August, 2000 the Company loaned $500,000 to an unaffiliated customer in connection with the termination of the outsourcing services agreement between the Company and such unaffiliated customer and received in return a $500,000 promissory note from such entity. The note provides for monthly payments equal to the greater of (a) ten thousand dollars ($10,000), or (b) one and one-half percent (1 1/2%) of net written premium (as defined) issued by such customer on or after August 1, 2000. In accordance with the terms of the note, ninety-two and one-half percent (92 1/2%) of each monthly payment shall be applied to the reduction

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of the outstanding principal balance and seven and one-half percent (7 1/2%) shall be interest under the note. The note is collateralized by all of the borrower's assets.

     The current and non-current portions of the note, which totaled $120,000 and $286,739, respectively, at December 31, 2000, are included in "Prepaid expenses and other assets" and "Other assets," respectively, in the accompanying consolidated balance sheet.

NOTE 8 -- LONG-TERM DEBT

     The Company leases various computer related equipment under capital leases which expire in 2001. The outstanding balance under the capital leases as of December 31, 1999 and 2000 totaled $701,494 and $219,857, respectively (net of interest of approximately $40,000 and $3,600, respectively).

     In June, 1999, the Company entered into a revolving line of credit agreement ("LOC") with a financial institution (the "Bank") that provides for borrowings of up to two times the rolling four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA"), but in no event more than $12,000,000. At December 31, 1999, no amounts were outstanding under the LOC. In December, 2000, the Company received notification from the Bank that it would no longer honor any requests by the Company for advances under the LOC due to the fact that the Bank believed the Company had experienced a material adverse change in its financial condition. To date, the Company has been unable to secure a new LOC upon acceptable terms. Although management continues to seek such an arrangement, no assurances can be given that the Company will be able to secure a new LOC.

NOTE 9 -- SHAREHOLDERS' EQUITY

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

COMPENSATION EXPENSE

     During the year ended December 31, 2000, the Company recognized approximately $338,000 in additional compensation expense (of which approximately $145,000 relates to 1999), resulting from the vesting of benefits payable to certain current and former officers and directors of the Company under the Amended and Completely Restated Phantom Stock Plan (the "BFC Plan") of Bankers Financial Corporation ("BFC"), the parent corporation of BIG, and the Amended and Restated Phantom Stock Plan (the "VCC Plan") of Venture Capital Corporation ("VCC"). The foregoing compensation charge is a non-recurring, non-cash item to the Company, as all such benefits under such plans were fully vested as of September 30,

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2000 and constitute the respective obligations of BFC and VCC, not the Company. In addition, the offset to such compensation expense is an increase to additional paid-in capital, since the ultimate obligations under these plans are that of BFC and VCC, respectively, and not of the Company.

LONG TERM INCENTIVE PLANS

     The Long-Term Incentive Plan (the "1999 Incentive Plan"), approved by the Company's Board of Directors and shareholders, provides for the grant of incentive or nonqualified stock options to purchase up to 875,000 shares of Common Stock. All such options are granted at fair market value or above and expire on the tenth anniversary from the date of grant. Options shall become exercisable 60% after three years, 20% after four years and 20% after five years. As of December 31, 2000, options to purchase 570,000 shares are outstanding under the 1999 Incentive Plan.

     In October, 2000, the Company's Board of Directors adopted the 2000 Stock Incentive Plan, subject to shareholder approval. The 2000 Stock Incentive Plan provides for the grant of incentive or nonqualified stock options, stock appreciation rights, and other stock based awards. No more than 1,000,000 shares of Common Stock, plus an additional 750,000 shares from the 1999 Incentive Plan that become available as a result of canceled, forfeited or expired awards under such plan may be issued under the 2000 Incentive Plan. All options are to be issued at the greater of the fair market value or "Net Tangible Book Value Per Share" (as defined) and expire on the tenth anniversary from the date of grant. As of December 31, 2000, there were no options outstanding under the 2000 Stock Incentive Plan.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLANS

     The Non-Employee Directors' Stock Option Plan (the "1999 Non-Employee Director Plan"), approved by the Company's Board of Directors and shareholders, provides for the grant of nonqualified stock options to purchase up to 7,200 shares of Common Stock in any three-year period to members of the Board of Directors who are not employees of the Company. A total of 200,000 shares may be issued pursuant to this plan. Non-employee directors receiving such options will become vested in options for the purchase of 800 shares of Common Stock after the adjournment of each annual meeting of shareholders of the Company, to the extent he or she has been granted options that have not yet vested, and provided that he or she is then a non-employee director of the Company. In addition, each non-employee director shall become vested in options for the purchase of 400 shares of Common Stock upon the adjournment of each regularly scheduled quarterly meeting of the Board of Directors (other than following the annual meeting of shareholders), to the extent he or she has been granted options that have not yet vested, and provided that he or she is then a non-employee director of the Company. All options granted will have an exercise price equal to the fair market value of the Common Stock as of the date of grant, will become exercisable upon vesting, and will expire on the sixth anniversary of the date of grant. As of December 31, 2000, options to purchase 24,000 shares are outstanding under the 1999 Non-Employee Directors' Plan.

     In October, 2000, the Company's Board of Directors adopted the 2000 Non-Employee Director Stock Plan, subject to shareholder approval. The 2000 Non-Employee Director Stock Plan provides for the automatic grant of nonqualified stock options to purchase up to 5,000 shares of Common Stock, commencing on the date of the Company's 2001 annual meeting of shareholders, and continuing annually thereafter on the date of each succeeding annual meeting of shareholders. A total of 250,000 options may be issued pursuant to this plan. All options are to be issued at the greater of the fair market value or "Net Tangible Book Value Per Share" (as defined), vest on the first anniversary following the date of grant, and expire on the tenth anniversary from the date of grant. As of December 31, 2000, there were no options outstanding under the 2000 Non-Employee Director Stock Plan.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NON-QUALIFIED STOCK OPTION PLAN

     The Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), approved by the Company's Board of Directors and shareholders, provides for the grant of non-qualified stock options to purchase up to 125,000 shares of Common Stock. Options to purchase 125,000 shares of Common Stock at fair market value were granted to certain executive officers of BIG. All of such options expire on the tenth anniversary from the date of grant. Options shall become exercisable 60% after three years, 20% after four years and 20% after five years. As of December 31, 2000, options to purchase 100,000 shares were outstanding under the Non-Qualified Plan.

     Under this plan, the Company will recognize aggregate compensation expense of approximately $600,000 of which $137,000 and 98,634 was recognized during the years ended December 31, 1999 and 2000, respectively, and is included in "Selling, general and administrative" expenses in the accompanying consolidated statements of operations. The balance will be recognized ratably over the remainder of the vesting period.

     The following table summarizes option activity from December 31, 1998 through December 31, 2000:

                                                       OPTIONS     NUMBER OF       WEIGHTED
                                                      AVAILABLE     OPTIONS        AVERAGE
                                                      FOR GRANT   OUTSTANDING   EXERCISE PRICE
                                                      ---------   -----------   --------------
Balance at December 31, 1998........................         --          --         $   --
  Options authorized................................  1,200,000          --             --
  Options granted...................................   (794,500)    794,500          10.76
  Options cancelled.................................    241,000    (241,000)         11.00
  Options exercised.................................         --          --             --
                                                      ---------    --------
Balance at December 31, 1999........................    646,500     553,500          10.64
  Options authorized................................  1,250,000          --             --
  Options granted...................................   (297,750)    297,750           7.70
  Options cancelled.................................    157,250    (157,250)         10.09
  Options exercised.................................         --          --             --
                                                      =========    ========
Balance at December 31, 2000........................  1,756,000     694,000         $ 9.50
                                                      =========    ========

     The range of exercise prices, shares, weighted average contractual life and exercise price for the options outstanding as of December 31, 2000 are presented below:

                   RANGE OF                      NUMBER     WEIGHTED AVERAGE   WEIGHTED AVERAGE
               EXERCISE PRICES                  OF SHARES   CONTRACTUAL LIFE    EXERCISE PRICE
               ---------------                  ---------   ----------------   ----------------
$5.00 - $ 7.69................................   184,000       5.90 years           $ 6.38
 9.00 -  11.00................................   510,000       5.40 years            10.63
                                                 -------       ----------           ------
$5.00 - $11.00................................   694,000       5.53 years           $ 9.50
                                                 =======       ==========           ======

     As of December 31, 2000, there were 24,000 options that were exercisable at a weighted average exercise price of $11.00.

     The per-share weighted-average fair value of stock options granted during 1999 and 2000 was $6.37 and $1.16, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%; risk-free interest rate of 5.75%; expected volatility of 65%; and an expected life of 5 years.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PRO FORMA RESULTS

     The Company applies APB Opinion No. 25 in accounting for its Incentive Plan and Non-Employee Director Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the company determined compensation cost based on SFAS No. 123, the Company's net income would have been as follows:

                                                          1999                  2000
                                                  --------------------   -------------------
                                                     NET       DILUTED      NET      DILUTED
                                                    INCOME       EPS       LOSS        EPS
                                                  ----------   -------   ---------   -------
As reported.....................................  $3,195,060    $ .26    $(509,366)   $(.04)
Statement 123 compensation (net of tax).........    (617,500)    (.05)    (441,000)    (.03)
Pro forma disclosure............................  $2,577,560    $ .21    $(950,366)   $(.07)

NOTE 10 -- INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1998         1999         2000
                                                     ----------   ----------   ----------
Current:
  Federal..........................................  $2,090,400   $1,955,660   $  956,383
  State............................................     450,000      481,900      274,000
                                                     ----------   ----------   ----------
                                                      2,540,400    2,437,560    1,230,383
                                                     ----------   ----------   ----------
Deferred:
  Federal..........................................     435,400       77,000     (297,000)
  State............................................      66,600       19,000      (84,000)
                                                     ----------   ----------   ----------
                                                        502,000       96,000     (381,000)
                                                     ----------   ----------   ----------
                                                     $3,042,400   $2,533,560   $  849,383
                                                     ==========   ==========   ==========

     Reconciliation of the federal statutory income tax rate of 34% to the effective income tax rate is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                         1998         1999        2000
                                                      ----------   ----------   --------
Federal income taxes, at statutory rates............  $2,344,400   $1,947,700   $115,600
State taxes, net of federal benefit.................     323,500      292,200     88,400
Minority interest...................................     160,800           --         --
Dividends declared on Preferred Stock of
  Subsidiary........................................      64,400           --         --
Non-deductible compensation expense related to stock
  plans.............................................          --           --    262,100
Non-deductible goodwill.............................      85,500      175,000    278,000
Non-deductible meals and entertainment..............      12,700       58,900     64,400
Other, net..........................................      51,100       59,760     40,883
                                                      ----------   ----------   --------
                                                      $3,042,400   $2,533,560   $849,383
                                                      ==========   ==========   ========

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1999        2000
                                                              ----------   --------
Deferred tax assets:
  Vacation pay..............................................  $  279,800   $244,200
  Deferred recognition of life-of loan premium..............     628,100    474,600
  Deferred revenue..........................................     (13,300)   121,000
  Depreciation and fixed asset bases differences............     181,100    304,200
  Allowance for doubtful accounts...........................     (13,710)    62,300
  Other.....................................................      53,310         --
Deferred tax liabilities:
  Goodwill and customer list bases differences..............     (52,300)   (74,000)
  Capitalized software development costs....................          --   (417,900)
  Other.....................................................          --    (32,400)
                                                              ----------   --------
          Net deferred tax asset............................  $1,063,000   $682,000
                                                              ==========   ========

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

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

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OPERATING LEASES

     The Company leases property and equipment under operating leases which expire at various dates through 2005. Future minimum rental payments under non-cancelable operating leases, exclusive of related party leases discussed in
Note 12, having initial or remaining terms in excess of one year as of December 31, 2000 are as follows:

YEAR ENDED DECEMBER 31,                                         AMOUNT
-----------------------                                       ----------
2001........................................................  $3,190,000
2002........................................................   2,699,000
2003........................................................   2,200,000
2004........................................................   1,314,000
2005........................................................     552,000
                                                              ----------
  Total future minimum rental payments......................  $9,955,000
                                                              ==========

     Total rental expense, excluding amounts paid to BIG under the affiliated lease agreements, totaled $470,000, $1,025,000 and $1,935,000 for the years ended 1998, 1999 and 2000, respectively.

LEGAL PROCEEDINGS

     On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company's Common Stock pursuant and/or traceable to the registration statement for the Company's February 1999 initial public offering (the "IPO"). The lawsuits were consolidated on December 1, 2000, and the consolidated action's proceeding under Case No. 8:00-CV-2013-T-26MAP. The plaintiff's Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendants the following parties: the Company; Geotrac; BIG; Venture Capital Corporation, a selling shareholder in the IPO; the five inside directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to
(i) the Company's ability to integrate Geotrac's flood zone determination business with the Company's own flood zone determination business and with its insurance outsourcing services business; (ii) actual and anticipated synergies between the Company's flood zone determination and outsourcing services business lines; and (iii) the Company's use of the IPO proceeds. The complaint seeks unspecified damages, including interest, and equitable relief, including a rescission remedy. On March 26, 2001, the Company, BIG and the five inside director defendants filed a motion to dismiss the plaintiffs' Consolidated Amended Class Action Complaint for, among other things, failure to allege material misstatements and/or omissions in the roadshow presentations, registration statement and/or prospectus relating to the IPO. Management of the Company believes the material allegations of the complaints are without merit and intends to vigorously defend the lawsuit. No assurances can be given, however, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

     Bankers Insurance Company ("BIC"), a subsidiary of BIG, and Bankers Life Insurance Company ("BLIC") and Bankers Security Insurance Company ("BSIC"), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charges BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notifies BIC, BLIC and BSIC that the Insurance Commissioner intends to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida. On February 19, 2001, the DOI filed a Motion for Leave to File Amended Complaint. On March 29, 2001, the court issued an order granting the DOI's motion.

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

     On November 19, 1999, the United States, on behalf of the Federal Emergency Management Agency ("FEMA"), filed a civil action against BIC in the United States District Court for the District of Maryland stemming from FEMA's investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program ("NFIP"). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act. The complaint further alleges various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million as well as treble, punitive and consequential damages, costs and interest. The suit is currently stayed pending arbitration following a decision by the United States Court of Appeals for the Fourth Circuit in favor of BIC on its motion to stay the litigation pending arbitration. BIC has informed the Company that BIC is not aware of the government's intentions for further appeal of the order regarding arbitration. BIC has further informed the Company that it intends to vigorously defend against the action, but no assurances can be given as to the outcome thereof. However, BIG has advised the Company that an adverse judgment in this action should not have a material adverse affect on the business and/or operations of BIC, although no assurances can be given in this regard.

     FEMA's investigation of certain claims processing practices of BIC in connection with its participation in the NFIP is continuing, and BIC has produced documentation in connection therewith. If the parties are either unable to reach agreement in these matters or resolve their disagreement in arbitration, the United States could amend its complaint against BIC to add additional claims under the False Claims Act and/or various common law and equitable theories relating to such matters. In the event such continuing investigation or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss of or material decrease in the Company's business from BIC, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, results of operations, or liquidity, although no assurances can be given in this regard.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

COMMON STOCK AWARDS

     Prior to the Company's acquisition of Geotrac, Inc., Geotrac's president had a non-binding commitment to grant to certain former and current employees options to purchase shares of Geotrac, Inc. common stock held by the president and his wife, for prior employee services rendered. During May 1998, the president and his wife contributed 46.45 shares of their Common Stock to these individuals which is recorded as "Deferred compensation (non-recurring item)" totaling $728,069 in the accompanying December 31, 1998 consolidated statement of operations. The valuation of the common stock used to compute the deferred compensation expense was determined by dividing the purchase price of $7,994,250 for the 51% interest in Geotrac by 510 shares, the remaining shares purchased.

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

NOTE 12 -- RELATED PARTY TRANSACTIONS

ADMINISTRATION SERVICES AGREEMENT

     Effective as of January 1, 1998, the Company and BIG entered into an Administrative Services Agreement (the "Administration Agreement") pursuant to which BIG provides the Company with various administrative and support services, such as human resources and benefits administration, accounting, legal, cash management and investment services, requested by the Company from time to time and reasonably necessary in the conduct of its operations. Under the Administration Agreement, as originally in effect, the Company was charged for these services generally based upon a contractually agreed-upon quarterly fee of $396,250. In addition, the Company paid BIG, through the year ended December 31, 1999, an annual fee of $120,000 for routine legal services provided. Administration fees charged to the Company during the year ended December 31, 1999 totaled $2.3 million and are included in "Management Services from Parent" in the

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

accompanying consolidated statement of operations. The Administration Agreement expired on December 31, 2000 and was renewed by the Company for an additional one-year term.

     Effective as of January 1, 1999, the Administration Agreement was amended to eliminate certain accounting and internal audit service functions (which functions are currently performed by the Company directly) and to reduce the quarterly fee payable by the Company to BIG (including one-fourth of the annual fee for legal services) to $258,750, subject to renegotiation by either party. Administration fees charged to the Company during the year ended December 31, 1999 totaled $1.2 million and are included in "Management Services from Parent" in the accompanying consolidated statement of operations.

     Effective January 1, 2000, the annual fee for routine legal services was reduced to $60,000 from $120,000. Effective April 1, 2000, the portion of the fee attributable to human resources and benefits administration services (approximately $393,000), excluding training services, was eliminated as the Company began to perform such services at such date. Administration fees charged to the Company during the year ended December 31, 2000 totaled $488,000 and are included in "Management Services from Parent" in the accompanying consolidated statement of operations.

     On April 13, 2001, the Company and BIG entered into the Letter Agreement. Pursuant to the Letter Agreement, the Administration Agreement was terminated effective April 1, 2001 and will be replaced with a new corporate services agreement pursuant to which BIG will provide the Company with various marketing and training services at fixed hourly rates.

SERVICE AGREEMENTS

     Effective as of January 1, 1998, the Company entered into a separate Service Agreement (each a "Service Agreement") with each of Bankers Insurance Company ("BIC"), Bankers Security Insurance Company ("BSIC"), and First Community Insurance Company ("FCIC"), all direct or indirect subsidiaries of BIG, pursuant to which the Company provides policy administration, claims administration and data processing services to such entities in connection with their flood, homeowners and automobile lines of business, and claims administration and data processing services for all such entities' other property and casualty lines of business. Under the Service Agreements, as originally in effect, each entity paid the Company as follows: (1) for its policy administration services, a monthly fee based upon direct written premiums for the flood, homeowners and automobile insurance programs; (2) for its claims administration services, a monthly fee based upon direct earned premiums for the property, casualty, automobile properly, automobile casualty, flood, and workers' compensation insurance programs (In addition, a monthly fee based upon direct incurred losses is charged for flood claims administration and a reimbursement not to exceed 5% of direct incurred losses from a single event in excess of $2 million is charged to property claims.); (3) for its data processing services, a monthly fee based upon direct written premiums for all insurance programs; and (4) for certain customer services such as mailroom, policy assembly, records management and cash office, a monthly fee based upon direct written premiums (except, if provided in connection with their flood, homeowner and automobile insurance lines, where no such fees are imposed). The total service fees charged to BIC, BSIC and FCIC under these Service Agreements during the year ended December 31, 1998 totaled $36.1 million.

     Effective January 1, 1999, these Service Agreements were modified to provide for tiered pricing based on the volume of business processed, and to change the fee for data processing services, which was previously charged as a percentage of direct written premium, to a fixed monthly fee. The total service fees charged to BIC, BSIC and FCIC under these Service Agreements, as amended, during the years ended December 31, 1999 and 2000 totaled $41.5 million and $37.9 million, respectively. These modifications resulted in a reduction in the base fees charged for certain lines of business and increases in base fees charged for other lines of business to better reflect the services provided and competitive market rates for such services. The

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

term of each Service Agreement shall expire on June 1, 2001, provided that it shall thereafter be automatically extended until terminated upon 90 days prior notice by either party.

     Effective April 1, 1999, the Company further amended its existing service agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business, provided that certain key tasks are performed timely. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $41.5 million for the year ended December 31, 1999, would have been $39.7 million in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999. Additionally, for the year ended December 31, 1999, the Company did not recognize approximately $500,000 of additional affiliated service fees under the minimum service fee agreement, as the Company did not meet certain specified milestones on a timely basis. Such minimums were established to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that have not grown as rapidly as originally forecasted.

     In addition, under the Service Agreement with BIC, the Company administers an AYO Claims Agreement between BIG and Florida Windstorm Underwriting Association, which agreement BIG assigned to BIC on December 15, 1998. The Company processes and adjusts all claims made under the AYO Claims Agreement. The administrative fee (equal to a percentage of each loss paid) is allocated between BIC and the Company.

     On April 13, 2001 the Company entered into the Letter Agreement with BIG. Pursuant to the Letter Agreement, the parties agreed to extend the term of each of the Service Agreements until December 1, 2002. To obtain BIG's agreement to such extensions, the Company, in turn, agreed to certain service fee modifications. Under the Service Agreements, as amended, BIG will pay the Company (1) a monthly fee based upon direct written premiums for policy administration services relating to its flood, homeowners and commercial lines of business and (2) a monthly fee based upon net claims (after deductibles) for claims administration services relating to its flood line of business. The service fees payable under the Service Agreements with respect to (a) policy administration services relating to the automobile line of business, and (b) claim administration services relating to all lines of business other than flood, shall remain unchanged. If such amendments to the Service Agreements had been in effect for the fiscal year ended December 31, 2000, the Company's affiliated outsourcing revenues, which totalled approximately $38 million on an actual basis, would have been approximately $30 million on a pro forma basis (unaudited). The Company believes that any anticipated reduction in affiliated outsourcing revenues resulting from the implementation of such service fee changes will be largely offset by a corresponding reduction in operating costs as a result of, among other things, the elimination of data and technical support services from the administration services to be provided by the Company to BIG under the Service Agreements, although no assurances can be given in this regard.

     Pursuant to the Letter Agreement described below, the Service Agreements will be amended effective June 1, 2001 to, among other things, extend the term of each agreement, modify certain of the service fees payable thereunder, and eliminate data and technical support services from the administrative services to be provided by the Company thereunder.

     Effective December 1, 1998, the Company entered into a service agreement with BLIC, a subsidiary of BIG, pursuant to which the Company provides certain administrative services and allows BLIC to make use of certain of the Company's property, equipment and facilities in connection with BLIC's day-to-day operations. Under the service agreement, as amended, BLIC agreed to pay the Company predetermined fees on a quarterly basis. To date, no services have been provided and no fees have been charged or paid under this service agreement. The term of the service agreement with BLIC ends on June 1, 2001, but may be terminated at any time by BLIC upon 90 days prior written notice.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

TECHNICAL SUPPORT SERVICES AGREEMENT

     In April, 1999, the Company entered into a Technical Support Services Agreement (the "Old Support Agreement") with BIG pursuant to which the Company provided BIG with certain technical support services, computer programming and systems analysis services. Under the Old Support Agreement, such services were charged to BIG on a time and materials basis. The total service fees charged to BIG under this agreement during the years ended December 31, 1999 and 2000 totaled $1.3 million and $0, respectively. Pursuant to the Letter Agreement described below, the Old Support Agreement will be terminated effective June 1, 2001 and replaced with a new Technical Support Services Agreement (the "New Support Agreement"). Pursuant to the New Support Agreement, BIG will provide certain technical support services to the Company.

LETTER AGREEMENTS

     On April 13, 2001, the Company entered into a Letter Agreement with BIG, BIC, BSIC and FCIC (the "Letter Agreement") pursuant to which the various contractual arrangements between the Company and such affiliated entities will be significantly altered effective as of June 1, 2001.

     With respect to the Administration Agreement, the Letter Agreement provides that the existing Administration Agreement will be terminated effective as of June 1, 2001 and replaced with a new Corporate Services Agreement (the "Corporate Services Agreement"). Pursuant to the Corporate Services Agreement, BIG will provide the Company with various corporate marketing (including graphic design and web-site development) and corporate training services requested by the Company from time to time at fixed hourly rates ranging from $40 to $100 per hour, depending on the service being provided. The Letter Agreement provides that the parties will negotiate in good faith to execute and deliver the Corporate Services Agreement incorporating these terms on or before June 1, 2001; provided, however, that in the event such agreement is not executed and delivered by that date, BIG will provide such services at the rates specified in the Letter Agreement.

     The Letter Agreement further provides that, effective June 1, 2001, the Old Support Agreement will be terminated and replaced with the New Support Agreement. Pursuant to the New Support Agreement, BIG will assume substantially all of the information technology personnel of the Company, consisting of approximately 70 persons, and provide the Company with certain technical support, computer programming and systems analysis services at specified rates (except for software development services, which shall be provided on a time and materials basis).

     With respect to the Service Agreements, the Letter Agreement provides that each of such agreements shall be amended, effective June 1, 2001, to (i) postpone the expiration date of the agreement from June 1, 2001 until December 1, 2002, (ii) modify the service fees payable thereunder with respect to policy and claim administration services to be provided in connection with certain lines of business, (iii) eliminate data and technical support services from the administrative services to be provided by the Company under the agreement, and
(iv) assess a fixed monthly fee for usage of the Company's AS/400 computer system. With respect to the service fee modifications, under the Service Agreements, as amended, each entity will pay the Company (1) a monthly fee based upon direct written premiums for policy administration services relating to its flood, homeowners and commercial lines of business and (2) a monthly fee based upon net claims (after deductibles) for claims administration services relating to its flood line of business. The service fees payable under the Service Agreements with respect to (a) policy administration services relating to the automobile line of business, and (b) claims administration services relating to all lines of business other than flood, shall remain unchanged.

     On April 13, 2001, the Company entered into a Commitment Letter to advance service fee payments (the "Commitment Letter") with BIG pursuant to which BIG has agreed to advance to the Company up to

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$1.5 million per month as a prepayment of service fees due by BIG and its affiliates under the Service Agreements. Such advances are available to the Company beginning June 1, 2001 continuing through December 1, 2002 and shall be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter shall constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance.

PROPERTY LEASES

     The Company currently leases from BIC approximately 84,200 square feet of office space in St. Petersburg, Florida at a monthly rate of approximately $108,000. Additionally, the Company currently leases from BIG approximately 4,600 square feet of office space in St. Petersburg, Florida at a monthly rate of approximately $5,100. Rent expense under these leases, which totaled $1.0 million, $1.0 million and $1.5 million during the years ended December 31, 1998, 1999 and 2000, respectively, is included in "Management services from Parent" in the consolidated statements of operations. The current terms of these leases expire on December 31, 2001.

     Effective January 1, 1998, BIG assigned to the Company a lease of approximately 6,600 square feet of office space in St. Petersburg, Florida. This lease expired on December 31, 2000 and was not renewed. Rent expense recorded under the lease, which totaled $53,000, $77,000 and $71,000 during the years ended December 31, 1998, 1999 and 2000, respectively, is included in "Cost of outsourcing services" in the consolidated statements of operations.

EMPLOYEE LEASING AGREEMENT

     Effective as of January 1, 1998, the Company entered into an Employee Leasing Agreement with BIC (the "Employee Leasing Agreement") pursuant to which the Company continued to lease various personnel, including customer service personnel, from BIC. The number of employees leased varied depending on the needs of the Company and the availability of employees from BIC. The Company was responsible for all expenses associated with such leased employees, including salaries, bonuses and benefits. These charges, which totaled $6.1 million, $7.5 million and $1.5 million during the years ended December 31, 1998, 1999 and 2000, respectively, are included in "Cost of outsourcing services" and "Selling, general and administrative expenses" in the consolidated statements of operations. Effective April 1, 2000, the Employee Leasing Agreement was terminated at which time all such leased employees became direct employees of the Company.

SALES AND ASSIGNMENT AGREEMENT

     In May, 1998, the Company entered into a sales and assignment agreement with BIG and certain affiliated companies whereby certain assets were transferred and assigned to the Company, effective retroactively to April, 1998, for use in its business. The assets, including, but not limited to, telephone equipment, computer hardware and software, and service marks were transferred at their net book value as of the date of transfer. The Company paid consideration consisting of $325,075 in cash and entered into two promissory notes amounting to $2,802,175. The notes were repaid in full in February, 2000 out of the net proceeds to the Company from its initial public offering. In addition, the Company assumed the existing leases with unaffiliated third parties relating to various computer equipment.

SOFTWARE LICENSING AGREEMENT

     Effective January 1, 1998, the Company entered into a non-exclusive license agreement with BIG and BIC pursuant to which the Company licenses its primary operating systems from BIG and BIC in exchange for a nominal fee. The term of the license is perpetual. The license agreement provides that the Company shall

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

be solely responsible for maintaining and upgrading the systems and shall have the authority to sell or license such systems to third parties.

GEOTRAC TRANSACTIONS

     Geotrac currently leases a 12,400 square-foot facility in Norwalk, Ohio from DanYo LLC, a limited liability company wholly owned by Daniel J. White and his spouse. This lease, which was renewed effective September 1, 1999, is for a term of five years, expiring on August 31, 2004, and provides for monthly rental payments of approximately $10,448, plus payment of utilities, real estate taxes and assessments, insurance, repairs and similar expenses. Rent expense recorded under the lease, which totaled $105,000, $121,000 and $125,000 during the years ended December 31, 1998, 1999 and 2000, respectively, is included in "Cost of flood zone determination services" in the consolidated statements of operations.

     Flood zone determination services performed by Geotrac on behalf of the Company's insurance outsourcing services subsidiary totaled $1.3 million, $620,000 and $929,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

PHANTOM STOCK PLANS

     During the year ended December 31, 2000, the Company recognized approximately $338,000 in compensation expense (of which approximately $145,000 relates to 1999) resulting from the vesting of benefits payable to certain current and former officers and directors of the Company under the Amended and Completely Restated Phantom Stock Plan (the "BFC Plan") of Bankers Financial Corporation ("BFC"), the parent corporation of BIG, and the Amended and Restated Phantom Stock Plan (the "VCC Plan") of Venture Capital Corporation ("VCC"). The foregoing compensation charge is a non-recurring, non-cash item to the Company, as all such benefits under such plans were fully vested as of September 30, 2000 and constitute the respective obligations of BFC and VCC, not the Company.

     Effective September 30, 2000, the BFC and VCC Plans were amended to provide for, among other things, immediate vesting of benefits payable thereunder to certain current and former officers and directors of the Company. Accordingly, as of September 30, 2000, the total discounted and non-discounted benefits payable under these plans, which have accrued since February 11, 1999, the date of the Company's initial public offering (the "IPO Date"), totaled $327,000 and $894,000, respectively, for the BFC Plan and $12,000 and $43,000, respectively, for the VCC Plan. Benefits under each of such plans generally are payable in 120 equal installments beginning at age 60. Although resulting in a compensation expense (on a discounted basis) to the Company, all of such benefits under such plans were granted on or before the IPO Date and constitute the respective obligations of BFC and VCC, not the Company. The benefits described herein exclude amounts vested prior to the IPO Date and/or allocable to services provided to BIG or its affiliated entities (other than the Company or its subsidiaries) since the IPO Date.

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

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

MISCELLANEOUS

     In February, 1999, Western International Insurance Company, a wholly-owned subsidiary of Venture Capital Corporation and presently a more than 5% shareholder of the Company, loaned $12.0 million to BIG in exchange for a subordinated note. This loan was funded by using a portion of the net proceeds received by Venture Capital Corporation in the Company's initial public offering. BIG, in turn, used a portion of such loan proceeds to satisfy a note payable (including accrued interest) to the Company which totaled $5,322,455. The balance of the loan proceeds will provide BIG with additional capital to repay other outstanding indebtedness and expand its operations. The Company, in turn, used the funds received from BIG, together with a portion of the net proceeds from its initial public offering, to satisfy $7,054,996 in accounts, income taxes and notes payable (including accrued interest) payable to BIG.

     The Company's Chairman of the Board also serves as Vice Chairman of the Board of Directors of BIG, and two other directors of the Company serve as executive officers and/or directors of BIG. As the interests of the Company and BIG may differ, these individuals may face certain conflicts of interest.

NOTE 13 -- EMPLOYEE BENEFIT PLANS

     The Company's employees participate in its Parent company's 401(k) plan which covers substantially all employees. To participate in the plan, employees must be at least 18 years old and have completed 90 days of service. The Company makes matching contributions of up to 5% of each participant's deferral. The Company's expense related to this plan was approximately $647,072, $821,217 and $829,645 in 1998, 1999 and 2000, respectively.

     In addition, the Company's employees (except for employees of Geotrac) participate in self-insured medical and dental plans provided by the Parent. The medical program provides for specific excess loss reinsurance for individual claims greater than $60,000 for any one claimant and aggregate claims greater than $1,000,000. The Company accrues the estimated liabilities for the ultimate costs of both reported claims and incurred but not reported claims.

NOTE 14 -- SEGMENT INFORMATION

     The Company primarily operates in two business segments within the United States; providing policy and claims administration services and flood zone determinations. No unaffiliated customer accounted for more than 10% of the Company's total revenues for the periods presented. The following table provides information about these reportable segments as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

                                                                           INTERCOMPANY
                                            OUTSOURCING     FLOOD ZONE     ELIMINATIONS   CONSOLIDATED
                                             SERVICES     DETERMINATIONS    AND OTHER        TOTALS
                                            -----------   --------------   ------------   ------------
1998
Operating revenues -- affiliated..........  $37,596,598    $ 1,279,689     $ (1,527,654)  $37,348,633
Operating revenues -- unaffiliated........    1,989,306     24,454,558               --    26,443,864
Operating income..........................    1,867,742      7,238,810               --     9,106,552
Interest expense..........................    1,078,759      1,115,594               --     2,194,353
Depreciation and amortization.............    2,236,940      2,074,071               --     4,311,011
Identifiable assets.......................   18,664,056     28,443,025       (7,205,226)   39,901,855
Minority interests........................           --       (472,803)              --      (472,803)

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                           INTERCOMPANY
                                            OUTSOURCING     FLOOD ZONE     ELIMINATIONS   CONSOLIDATED
                                             SERVICES     DETERMINATIONS    AND OTHER        TOTALS
                                            -----------   --------------   ------------   ------------
1999
Operating revenues -- affiliated..........  $42,142,568    $   620,320     $   (677,070)  $42,085,818
Operating revenues -- unaffiliated........   10,702,732     18,540,543               --    29,243,275
Operating income..........................    1,870,427      4,317,896               --     6,188,323
Interest expense..........................      255,393        669,530         (115,540)      809,383
Depreciation and amortization.............    3,229,839      2,268,168               --     5,498,007
Identifiable assets.......................   28,723,070     26,089,991      (15,322,154)   39,490,907
2000
Operating revenues -- affiliated..........  $38,904,503    $   929,002     $   (961,002)  $38,872,503
Operating revenues -- unaffiliated........    7,973,651     16,137,943               --    24,111,594
Operating income (loss)...................   (3,163,936)     3,285,482               --       121,546
Interest expense..........................       60,905        272,164         (262,825)       70,244
Depreciation and amortization.............    3,024,573      2,317,526               --     5,342,099
Identifiable assets.......................   33,248,784     25,044,943      (17,528,179)   40,765,548

     During the year ended December 31, 2000, the Company's outsourcing services business segment incurred an operating loss of approximately $3.2 million. This operating loss was partially due to a decrease in revenue from the administration of property damage claims resulting from flood and wind claims, as well as an increase in personnel and contractor costs incurred to bring on new unaffiliated contracts, which contracts were subsequently terminated. In an effort to improve the operating results of its outsourcing services business segment, the Company completed a workforce reduction of approximately 10%, or 53 employees on February 13, 2001. In addition, on April 13, 2001, the Company entered into a Letter Agreement with BIG, BIC, BSIC and FCIC providing for various changes to the Company's existing contractual arrangements with such affiliated entities.

NOTE 15 -- STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1998         1999        2000
                                                              ----------   ----------   --------
Cash paid for:
  Interest..................................................  $1,614,807   $1,141,161   $ 70,244
  Income taxes..............................................   7,381,907    1,470,000    440,175

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
                                                              ===========   ==========

NOTE 16 -- SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Following is a summary of the quarterly results of operations for the quarterly periods in 1998, 1999 and 2000:

                                                                  QUARTER ENDED
                                              ------------------------------------------------------
                                               MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                              -----------   -----------   ------------   -----------
1998
Total revenues..............................  $15,518,805   $15,725,571   $16,128,175    $16,419,946
Operating income............................    3,028,012     1,938,285     2,147,585      1,992,670
Net income..................................    1,108,368       848,288       950,763        945,572
Net income per common share.................         0.11          0.08          0.09           0.09
1999
Total revenues..............................  $18,105,319   $18,478,008   $15,646,548    $19,099,218
Operating income (loss).....................    2,471,611     3,134,248       (20,116)       602,580
Net income (loss)...........................    1,318,543     1,848,448      (228,071)       256,140
Net income (loss) per common share..........         0.11          0.15         (0.02)          0.02
2000
Total revenues..............................  $14,687,559   $15,995,377   $16,170,344    $16,130,817
Operating income (loss).....................     (310,029)      131,108      (623,330)       923,797
Net income (loss)...........................     (220,500)       23,725      (556,543)       243,952
Net income (loss) per common share..........        (0.02)           --         (0.04)          0.02

     The consecutive growth in total revenues during 1998 and 1999 is primarily due to the acquisitions of Geotrac during 1998 and Colonial Catastrophe during 1999 and the corresponding incremental revenues, operating income and net income contributed by those acquisitions.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 ON SCHEDULE 1

To the Board of Directors of
Insurance Management Solutions Group, Inc.

     In connection with our audit of the consolidated financial statements of Insurance Management Solutions Group, Inc. and Subsidiaries referred to in our report dated April 13, 2001, which is included in this Annual Report on form 10-K for the year ended December 31, 2000, we have also audited Schedule I for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          GRANT THORNTON LLP

Tampa, Florida
April 13, 2001

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (PARENT COMPANY)
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   697,914   $ 2,922,342
  Due from affiliates.......................................    6,515,862     8,686,359
  Note and interest receivable -- affiliate.................    1,409,939     1,198,930
  Other current assets......................................       41,468            --
                                                              -----------   -----------
          Total current assets..............................    8,665,183    12,807,631
Investment in subsidiaries..................................   23,873,738    23,700,395
Note receivable -- affiliate................................    2,782,560            --
Other assets................................................       51,600            --
                                                              -----------   -----------
          Total assets......................................  $35,373,081   $36,508,026
                                                              ===========   ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Due to affiliates.........................................  $ 2,187,933   $ 3,379,762
  Other current liabilities.................................      300,028        15,676
                                                              -----------   -----------
          Total current liabilities.........................    2,487,961     3,395,438
Shareholders' Equity........................................   32,885,120    33,112,588
                                                              -----------   -----------
          Total liabilities and shareholders' equity........  $35,373,081   $36,508,026
                                                              ===========   ===========

The "Notes to Consolidated Financial Statements of Insurance Management Solutions Group, Inc. and Subsidiaries" are an integral part of these statements.

   See accompanying "Notes to Condensed Financial Information of Registrant."

          INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (PARENT COMPANY)
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                                1998         1999        2000
                                                             ----------   ----------   ---------
Interest Income:
  Affiliates...............................................  $       --   $  115,540   $ 262,825
  Non-affiliates...........................................      10,286      173,617      35,364
                                                             ----------   ----------   ---------
          Total interest income............................      10,286      289,157     298,189
                                                             ----------   ----------   ---------
Expenses:
  Selling, general and administrative......................       5,065      172,687     507,367
  Interest expense -- affiliates...........................     354,339      100,156          --
  Other expenses, net......................................          --       23,651      59,644
                                                             ----------   ----------   ---------
          Total expenses...................................     359,404      296,494     567,011
                                                             ----------   ----------   ---------
Loss from Operations Before Income Tax Benefit (Provision)
  and Equity in Earnings (Losses) of Subsidiaries..........    (349,118)      (7,337)   (268,822)
Income Tax Benefit (Provision).............................     129,400        4,704     (67,200)
                                                             ----------   ----------   ---------
Loss from Operations Before Equity in Earnings (Losses) of
  Subsidiaries.............................................    (219,718)      (2,633)   (336,022)
Equity in Earnings (Losses) of Subsidiaries................   4,072,709    3,197,693    (173,344)
                                                             ----------   ----------   ---------
Net Income (Loss)..........................................  $3,852,991   $3,195,060   $(509,366)
                                                             ==========   ==========   =========

The "Notes to Consolidated Financial Statements of Insurance Management Solutions Group, Inc. and Subsidiaries" are an integral part of these statements.

   See accompanying "Notes to Condensed Financial Information of Registrant."

              INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (PARENT)
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1998           1999          2000
                                                          -----------   ------------   ----------
Cash Flows from Operating Activities:
  Net income (loss).....................................  $ 3,852,991   $  3,195,060   $ (509,366)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Equity in (earnings) losses of subsidiaries........   (3,852,991)    (3,197,693)     173,344
     Compensation expense related to non-employee stock
       options..........................................           --        137,000       98,634
     Non-cash compensation expense related to phantom
       stock plans......................................           --             --      338,200
     Changes in assets and liabilities:
       Other current assets.............................      (74,437)        32,969       41,468
       Other assets.....................................           --        (52,101)      51,600
       Other current liabilities........................           --             28       15,647
                                                          -----------   ------------   ----------
          Net cash provided by (used in) operating
            activities..................................      (74,437)       115,263      209,527
                                                          -----------   ------------   ----------
Cash Flows from Investing Activities:
  Issuance of Common Stock in connection with the
     acquisition of Geotrac.............................    5,766,181             --           --
  Investment in preferred stock of subsidiary...........   (6,750,000)            --           --
  Preferred stock dividend received from subsidiary.....           --         66,020           --
  Cash dividends paid to majority shareholder...........   (1,100,000)            --           --
                                                          -----------   ------------   ----------
          Net cash provided by (used in) investing
            activities..................................   (2,083,819)        66,020           --
                                                          -----------   ------------   ----------
Cash Flows From Financing Activities:
  Net proceeds received from initial public offering....           --     19,163,897           --
  Proceeds from the issuance of debt....................    6,750,000             --           --
  Repayment of debt.....................................   (1,621,766)    (5,128,234)          --
  Issuance of intercompany debt.........................           --     (4,500,000)          --
  Repayment of intercompany debt........................           --        307,501    2,993,569
  Net advances to (from) affiliates.....................   (1,856,872)   (10,439,639)    (978,668)
                                                          -----------   ------------   ----------
          Net cash provided by (used in) financing
            activities..................................    3,271,362       (596,475)   2,014,901
                                                          -----------   ------------   ----------
Increase in Cash and Cash Equivalents...................    1,113,106       (415,192)   2,224,428
Cash and Cash Equivalents, beginning of period..........           --      1,113,106      679,914
                                                          -----------   ------------   ----------
Cash and Cash Equivalents, end of period................  $ 1,113,106   $    697,914   $2,922,342
                                                          ===========   ============   ==========

The "Notes to Consolidated Financial Statements of Insurance Management Solutions Group, Inc. and Subsidiaries" are an integral part of these statements.

   See accompanying "Notes to Condensed Financial Information of Registrant."

            INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (REGISTRANT)

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTE 1 -- BASIS OF PRESENTATION

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto include in the Registrant's Annual Report as referenced in Form 10-K, Part II, Item 8.

NOTE 2 -- CASH DIVIDENDS FROM SUBSIDIARIES

     No dividends have been declared or paid by the Registrant's subsidiaries for any of the periods presented.

NOTE 3 -- RESTRICTED NET ASSETS AND RETAINED EARNINGS

     See Note 4 to the Consolidated Financial Statements of the Company.

NOTE 4 -- ACQUISITIONS AND DISPOSITIONS

     In July, 1997, the Company, through its subsidiary, BHDS, acquired a 49% equity interest in YoSystems from Daniel J. White ("Mr. White"), the corporation's president and then sole shareholder. In July, 1997, YoSystems concurrently acquired all of the issued and outstanding shares of capital stock of SMS Geotrac, Inc. SMS Geotrac, Inc. merged into YoSystems, with YoSystems becoming the surviving entity, which then changed its name to Geotrac, Inc. In July, 1998, the Company acquired the remaining 51% equity interest in Geotrac, Inc. (formerly YoSystems) pursuant to the merger of Geotrac, Inc. with and into BHDS, with the surviving entity being known as "Geotrac of America, Inc." The Company acquired the remaining 51% interest from Mr. White and his wife and certain minority shareholders.

     Effective January 7, 1999, the Company acquired Colonial Catastrophe Claims Corporation, a Florida corporation.

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

                                          INSURANCE MANAGEMENT SOLUTIONS GROUP,
                                          INC.

                                          By:      /s/ DAVID M. HOWARD
                                            ------------------------------------
                                                      David M. Howard
                                                    President and Chief
                                                     Executive Officer

April 17, 2001

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David K. Meehan and David M. Howard, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 17, 2001.

                      SIGNATURE                                                TITLE
                      ---------                                                -----
                 /s/ DAVID K. MEEHAN                   Chairman of the Board and Director
-----------------------------------------------------
                   David K. Meehan

                 /s/ DAVID M. HOWARD                   President, Chief Executive Officer and Director
-----------------------------------------------------  (Principal Executive Officer)
                   David M. Howard

                 /s/ ROBERT G. MENKE                   Director
-----------------------------------------------------
                   Robert G. Menke

                /s/ WILLIAM D. HUSSEY                  Director
-----------------------------------------------------
                  William D. Hussey

                 /s/ DANIEL J. WHITE                   Director
-----------------------------------------------------
                   Daniel J. White

            /s/ CHRISTOPHER P. BREAKIRON               Vice President, Chief Financial Officer, Treasurer
-----------------------------------------------------  and Secretary (Principal Financial and Accounting
              Christopher P. Breakiron                 Officer)

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                 /s/ ROBERT M. MENKE                   Director
-----------------------------------------------------
                   Robert M. Menke

               /s/ JOHN A. GRANT, JR.                  Director
-----------------------------------------------------
                 John A. Grant, Jr.

                 /s/ E. RAY SOLOMON                    Director
-----------------------------------------------------
                   E. Ray Solomon

              /s/ ALEJANDRO M. SANCHEZ                 Director
-----------------------------------------------------
                Alejandro M. Sanchez

                /s/ JOHN S. MCMULLEN                   Director
-----------------------------------------------------
                  John S. McMullen

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
   3.1     --  Amended and Restated Articles of Incorporation of Insurance
               Management Solutions Group, Inc.*
   3.2     --  Amended and Restated Bylaws of Insurance Management
               Solutions Group, Inc.*
   4.1     --  Specimen certificate for the Common Stock of Insurance
               Management Solutions Group, Inc.*
  10.1     --  Employment Agreement, dated August 10, 1998, between David
               K. Meehan and Insurance Management Solutions Group, Inc.*
  10.2     --  Insurance Management Solutions Group, Inc. Long Term
               Incentive Plan.*
  10.3     --  Insurance Management Solutions Group, Inc. Non-Employee
               Directors' Stock Option Plan.*
  10.4     --  Snell Arcade Building Lease, dated May 15, 1996, between
               Snell Arcade Limited Company and Bankers Insurance Group,
               Inc., as revised and assigned to Insurance Management
               Solutions Group, Inc., effective January 1, 1998.*
  10.5     --  Bankers Building -- 5th Street North Lease Agreement, dated
               January 1, 1997, between Bankers Insurance Group, Inc. and
               Insurance Management Solutions Group, Inc.*
  10.6     --  Bankers Financial Center Lease Agreement, dated January 1,
               1997, between Bankers Insurance Company and Insurance
               Management Solutions Group, Inc.*
  10.7     --  Lease, dated September 2, 1994, between DanYo LLC (as
               successor to Sandan) and SMS Geotrac, Inc.*
  10.8     --  Indenture of Lease, dated September 23, 1994, between
               Southview Business Center, Ltd., an Ohio limited
               partnership, and SMS Geotrac, Inc., including Addendum I,
               dated March 20, 1995, and Addendum II, dated December 8,
               1995.*
  10.9     --  Master Equipment Lease Agreement, dated May 11, 1995, and executed on May 15, 1995, between National City Leasing
               Corporation and SMS Geotrac, Inc.*
  10.10    --  Term Lease Master Agreement, dated June 30, 1995, between
               IBM Credit Corporation and SMS Geotrac, Inc.*
  10.11    --  Employment Agreement, dated June 11, 1998, between Jeffrey
               S. Bragg and Insurance Management Solutions Group, Inc.*
  10.12    --  Administration Services Agreement, dated January 1, 1998, between Bankers Insurance Group, Inc. and Insurance
               Management Solutions Group, Inc., including Addendum to
               Administration Services Agreement, dated December 2, 1998
               and effective January 1, 1998, and Addendum to
               Administration Services Agreement, effective January 1,
               1999.*
  10.13    --  Service Agreement, dated January 1, 1998, between Insurance
               Management Solutions, Inc. and Bankers Insurance Company,
               including Addendum dated April 1, 1998 and form of Addendum to Service Agreements effective January 1, 1999.*
  10.14    --  Service Agreement dated January 1, 1998 between Insurance
               Management Solutions, Inc. and Bankers Security Insurance
               Company, including form of Addendum to Service Agreements
               effective January 1, 1999. *
  10.15    --  Service Agreement dated January 1, 1998 between Insurance
               Management Solutions, Inc. and First Community Insurance
               Company, including form of Addendum to Service Agreements
               effective January 1, 1999. *
  10.16    --  Vendor Flood Insurance Agreement, dated January 1, 1996, between Insurance Management Solutions, Inc. (as successor to Insurance Management Information Services, Inc.) and
               Mobile USA Insurance Company, Inc.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  10.17    --  Vendor Flood Insurance Agreement, dated November 10, 1995, between AAA Auto Club South Insurance Company and Insurance
               Management information Services, Inc.*
  10.18    --  Flood Insurance Program Services Agreement by and among
               Insurance Management Information Services, Inc., American
               Alternative Insurance Corporation, and Corporate Insurance
               Agency Services.*
  10.19    --  Agreement and Plan of Merger, dated May 12, 1998, by and among Geotrac, Inc., Insurance Management Solutions, Inc.,
               Daniel J. and Sandra White, Bankers Insurance Group, Inc.
               and Bankers Hazard Determination Services, Inc.*
  10.20    --  Employment Agreement, dated July 31, 1998, between Geotrac of America, Inc. (as successor to Geotrac, Inc.) and Daniel
               J. White.*
  10.21    --  Term Lease Master Agreement, dated August 6, 1996, between
               IBM Credit Corporation and Bankers Insurance Company,
               assigned by flankers Insurance Company to Insurance
               Management Solutions, Inc., effective April 1, 1998,
               pursuant to Sales and Assignment Agreement, dated May 6,
               1998.*
  10.22    --  Sales and Assignment Agreement, dated May 6, 1998, by and between Insurance Management Solutions Group, Inc.,
               Insurance Management Solutions, Inc., Bankers Insurance
               Group, Inc., Bankers Insurance Services, Inc., Bankers Life
               Insurance Company, Southern Rental & Leasing Corporation,
               Bankers Insurance Company and Insurance Management
               Information Services, Inc.*
  10.23    --  Corporate Governance Agreement, dated July 31, 1998, between
               Geotrac, Inc., Daniel J. White and Insurance Management
               Solutions Group, Inc.*
  10.24    --  Tax Indemnity Agreement dated July 31, 1998 between Bankers
               Insurance Group, Inc., Insurance Management Solutions Group,
               Inc. and Daniel J. and Sandra White.*
  10.25    --  Flood Insurance Agreement, dated January 6, 1998, between
               First Community Insurance Company and Keystone Insurance
               Company.*
  10.26    --  Marketing Agreement, dated November 14, 1997, between First
               Community Insurance Company and Nobel Insurance Company.*
  10.27    --  Flood Insurance Agreement, dated February 11, 1998, between
               First Community Insurance Company and Horace Mann Insurance
               Company.*
  10.28    --  Flood Compliance Service Agreement dated November 1, 1996, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and Mortgage Corporation of America.*
  10.29    --  Flood Compliance Service Agreement dated March 1, 1997, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and CitFed Mortgage Corporation of
               America.*
  10.30    --  Flood Compliance Service Agreement dated March 1, 1998, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac), ABN AMRO North American and certain of its affiliates.*
  10.31    --  Flood Compliance Service Agreement dated April 12, 1997, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and Third Federal Savings.*
  10.32    --  Flood Compliance Service Agreement dated April 9, 1997, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and SMS Geotrac) and MidAm, Inc.*
  10.33    --  Flood Compliance Service Agreement dated December 28, 1995, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc.) and Crestar Bank.*
  10.34    --  Flood Compliance Service Agreement dated April 1, 1996, between Geotrac of America, Inc.(as successor to Geotrac,
               Inc. and SMS Geotrac) and ReliaStar Mortgage Corporation.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  10.35    --  Flood Zone Determination Agreement dated March 25, 1993, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               AIG Consultants, Inc.*
  10.36    --  Flood Zone Determination Agreement dated December 28, 1995, between Geotrac of America, Inc. (as successor to Bankers
               Hazard Determination Services, Inc.) and SouthTrust
               Corporation, as amended on June 3, 1997.*
  10.37    --  Flood Zone Determination Agreement dated July 14, 1994, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               SunBank, N.A.*
  10.38    --  Flood Zone Determination Agreement dated November 8, 1993, between Geotrac of America, Inc. (as successor to Geotrac,
               Inc. and National Flood Certification Services, Inc.) and
               Royal Indemnity Company.*
  10.39    --  Flood Insurance Agreement, dated February 17, 1995, between
               First Community Insurance Company and Armed Forces Insurance
               Exchange, as amended.*
  10.40    --  Flood Insurance Agreement, dated November 17, 1995, between
               First Community Insurance Company and Amica Mutual Insurance
               Company, as amended.*
  10.41    --  Non-Qualified Stock Option Plan.*
  10.42    --  Funding Agreement, dated June 19, 1998, by and between
               Bankers Insurance Group, Inc. and Insurance Management
               Solutions Group, Inc.*
  10.43    --  Assignment of Registered Service Mark ("Floodwriter"), dated
               May 7, 1998, from Bankers Insurance Company to Insurance
               Management Solutions, Inc.*
  10.44    --  Assignment of Registered Service Mark ("Undercurrents"),
               dated May 7, 1998, from Bankers Insurance Company to
               Insurance Management Solutions, Inc.*
  10.45    --  Registration Rights Agreement, dated July 31, 1998, between
               Insurance Management Solutions Group, Inc. and Daniel J. and
               Sandra White.*
  10.46    --  Software License Agreement, effective January 1, 1998, between Insurance Management Solutions, Inc., Bankers
               Insurance Group, Inc. and Bankers Insurance Company.*
  10.47    --  Tax Indemnity Agreement dated July 31, 1998 between
               Insurance Management Solutions Group, Inc., Insurance
               Management Solutions, Inc. and Geotrac of America, Inc.,
               including Addendum dated July 31, 1998.*
  10.48    --  Tax Allocation Agreement dated July 31, 1998 between
               Insurance Management Solutions Group, Inc., Insurance
               Management Solutions, Inc. and Geotrac of America, Inc.,
               including Addendum dated July 31, 1998.*
  10.49    --  Articles of Merger filed with the Florida Department of
               State relating to the merger between Bankers Hazard
               Determination Services, Inc. and Geotrac, Inc.*
  10.50    --  Certificate of Merger filed with the Ohio Department of
               State relating to the merger between Bankers Hazard
               Determination Services, Inc. and Geotrac, Inc.*
  10.51    --  Secrecy and Confidentiality Agreement, dated October 8,
               1993, between Geotrac of America, Inc. (formerly Geotrac,
               Inc.) and Kirloskar Computer Services, Ltd.*
  10.52    --  Service Agreement dated December 1, 1998 between Insurance
               Management Solutions, Inc. and Bankers Life Insurance
               Company, including Addendum to Service Agreements dated
               December 11, 1998 and effective January 1, 1999*
  10.53    --  Stock Purchase Agreement, dated July 31, 1997, between
               YoSystems, Inc., Bankers Hazard Determination Services, Inc.
               and Daniel J. and Sandra White.*
  10.54    --  AYO Claims Agreement between Florida Windstorm Underwriting
               Association and Bankers Insurance Group, Inc., dated
               February, 1998.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  10.55    --  Assignment of AYO Claims Agreement among Bankers Insurance
               Group, Inc., Bankers Insurance Company and Florida Windstorm
               Underwriting Association dated December 15, 1998.*
  10.56    --  Software Transfer Agreement dated September 1, 1998 by and among Bankers Insurance Group, Inc., Bankers Insurance
               Company, Insurance Management Solutions, Inc., and First
               Community Insurance Company.*
  10.57    --  Registration Rights Agreement dated January, 1999, between
               Insurance Management Solutions Group, Inc. and J. Douglas
               Branham and Felicia A. Rivas.*
  10.58    --  Stock Purchase Agreement dated December 10, 1998 between
               Colonial Catastrophe Claims Corporation, J. Douglas Branham,
               Felicia A. Rivas, and Insurance Management Solutions Group,
               Inc., including Addenda thereto.*
  10.59    --  Loan Agreement dated December 16, 1998 between Bankers
               Insurance Group, Inc. and Western International Insurance
               Company.*
  10.60    --  Promissory Note of Bankers Insurance Group, Inc. in favor of
               Western International Insurance Company*
  10.61    --  Agreement for Satisfaction of Debt and Capitalization of
               Subsidiary dated December 16, 1998 between Venture Capital
               Corporation and Western International Insurance Company.*
  10.62    --  Plan of Merger dated January 7, 1999 and effective January
               15, 1999 between IMS Colonial, Inc. and Colonial Catastrophe
               Claims Corporation.*
  10.63    --  Flood Insurance Services Agreement, dated January 14, 1999, by and between Insurance Management Solutions Group, Inc.
               and Farmers Services Corporation.*
  10.64    --  Funding Agreement, dated February 16, 1999, by and between
               Bankers Insurance Group, Inc., Bankers Insurance Company,
               Venture Capital Corporation and Western International
               Insurance Company.*
  10.65    --  Flood Insurance Services Agreement, dated October 23, 1998, by and between Insurance Management Solutions, Inc. and
               Middlesex Mutual Assurance Company.*
  10.66    --  Flood Insurance Services Agreement, effective January 13,
               1999, by and between Insurance Management Solutions, Inc.
               and Island Insurance Companies, Ltd.*
  10.67    --  Lease Agreement, dated February 1, 1999, by and between
               Colonial Real Estate of Dunedin, Inc. and Colonial Claims
               Corporation.*
  10.68    --  Second Addendum to Service Agreements, effective as of April
               1, 1999, by and between Insurance Management Solutions, Inc.
               and each of Bankers Insurance Company, First Community
               Insurance Company and Bankers Security Insurance Company.*
  10.69    --  Technical Support Services Agreement, dated April 1, 1999, by and between Insurance Management Solutions, Inc. and
               Bankers Insurance Group, Inc. and its subsidiaries.*
  10.70    --  Lease Agreement, dated September 27, 1999, by and between
               Koger Equity, Inc. and Insurance Management Solutions Group,
               Inc.*
  10.71    --  Insurance Administration Services Agreement, effective as of
               May 3, 2000, by and between Insurance Management Solutions,
               Inc. and Reliance Insurance Company.*
  10.72    --  Insurance Administration Services Agreement, effective as of
               June 30, 2000, by and between Insurance Management
               Solutions, Inc. and Instant Insurance Holding, Inc.*
  10.73    --  Development Services Agreement, effective as of June 30,
               2000, by and between Insurance Management Solutions, Inc.
               and Instant Insurance Holding, Inc.*
  10.74    --  Insurance Administration Services Agreement (Interim),
               effective as of June 22, 2000, by and between Insurance
               Management Solutions, Inc. and Instant Insurance Holding,
               Inc.*

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
  10.75    --  Insurance Administration Services Agreement Termination and
               Interim Services Addendum, effective as of August 1, 2000, by and between Insurance Management Solutions, Inc.,
               International Catastrophe Insurance Managers, LLC and
               Clarendon National Insurance Company, including all
               schedules and exhibits thereto.*
  10.76    --  Insurance Management Solutions Group, Inc. 2000 Stock
               Incentive Plan
  10.77    --  Insurance Management Solutions Group, Inc. 2000 Non-Employee
               Director Stock Plan
  10.78    --  Employment Agreement, dated August 19, 1998, between Robert
               G. Gantley and Insurance Management Solutions, Inc.
  10.79    --  Release and Separation Agreement, dated April 12, 2001, between Christopher P. Breakiron and Insurance Management
               Solutions Group, Inc.
  10.80    --  Consulting Agreement, dated April 12, 2001, between
               Christopher P. Breakiron and Insurance Management Solutions
               Group, Inc.
  10.81    --  Asset Purchase Agreement, including Indemnification
               Agreement, Bill of Sale and Assignment of Flood Monitoring
               Agreement, effective July 31, 2000, between IMS Direct, Inc.
               and Bankers Insurance Services, Inc.
  10.82    --  Letter Agreement, dated April 13, 2001, by and between
               Insurance Management Solutions, Inc., Bankers Insurance
               Group, Inc., Bankers Insurance Company, First Community
               Insurance Company and Bankers Security Insurance Company.
  10.83    --  Settlement Agreement, dated February 20, 2001, by and
               between Instant Insurance Holdings, Instant Auto Insurance
               Company and Insurance Management Solutions, Inc.
  10.84    --  Commitment Letter to advance service fee payments, dated
               April 13, 2001, between Insurance Management Solutions, Inc.
               and Bankers Insurance Group, Inc.
  21.1     --  List of subsidiaries of Insurance Management Solutions
               Group, Inc.*
  24.1     --  Power of Attorney relating to subsequent amendments
               (included on signature page hereto).

---------------

* Indicates document incorporated herein by reference.