Form 10-Q
period 2001-03-31
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2001-05-15
CIK 1063167

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                   (Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

Class: Common Stock, $.01 par value     Outstanding at May 11, 2001: 12,800,261

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                         Page Number
                                                                                         -----------

PART I. FINANCIAL INFORMATION

        Item 1.    Financial Statements......................................................  1

                   Consolidated Balance Sheets as of December 31, 2000
                   and March 31, 2001........................................................  1

                   Consolidated Statements of Operations for the three months ended March 31, 2000 and 2001.............................................  2

                   Consolidated Statement of Shareholders' Equity for the
                   year ended December 31, 2000 and the three months ended
                   March 31, 2001............................................................  3

                   Consolidated Statements of Cash Flows for the three
                   months ended March 31, 2000 and 2001......................................  4

                   Notes to Consolidated Financial Statements................................  5

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................................  8

        Item 3.    Quantitative and Qualitative Disclosures about Market Risk................ 10

PART II. OTHER INFORMATION

        Item 1.    Legal Proceedings......................................................... 10

        Item 5.    Other Information......................................................... 10

        Item 6.    Exhibits and Reports on Form 8-K.......................................... 11

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends; (xi) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xii) the impact of general economic conditions and interest rate fluctuations on the demand for the Company's services, including flood zone determination services; (xiii) the outcome of certain litigation and administrative proceedings involving the Company's principal customer; (xiv) uncertainties regarding the market acceptance of the Company's new services;(xv) the ability to establish positive name recognition in the market place; (xvi) the ability to develop new technological solutions for current and prospective customers; (xvii) changes in existing service agreements; (xviii) the ability to obtain new customers and retain existing customers; (xix) the ability to obtain third-party information technology outsourcing services on a timely basis and at reasonable costs; and (xx) the ability to achieve expected expense reductions as a result of management initiatives. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in
Item 2 of this report and the risks discussed under the caption "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities Exchange Commission on April 17, 2001. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K and 10-K and Annual Reports to Shareholders.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,       MARCH 31,
                                                                                2000             2001
                                                                            ------------      ------------
                                                                                              (UNAUDITED)

                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents .........................................      $  5,192,161      $  5,599,118
   Accounts receivable, net ..........................................         3,789,288         3,117,734
   Due from affiliates ...............................................         2,615,699         3,329,289
   Prepaid expenses and other assets .................................         1,573,037         1,488,479
                                                                            ------------      ------------
        Total current assets .........................................        13,170,185        13,534,620
PROPERTY AND EQUIPMENT, net ..........................................         9,116,552         9,798,787
OTHER ASSETS
   Goodwill, net .....................................................        15,352,001        15,125,586
   Customer contracts, net ...........................................           916,667           866,667
   Deferred tax assets, net ..........................................           682,081           682,081
   Capitalized software costs, net ...................................         1,044,846           955,776
   Other .............................................................           483,216           427,961
                                                                            ------------      ------------
         Total assets ................................................      $ 40,765,548      $ 41,391,478
                                                                            ============      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt .................................      $    219,857      $    140,877
   Accounts payable, trade ...........................................         2,370,825         2,570,526
   Due to affiliates .................................................                --            10,649
   Employee related accrued expenses .................................         1,693,823         2,045,206
   Other accrued expenses ............................................         2,008,201         1,800,367
   Income taxes payable ..............................................           557,676           735,685
                                                                            ------------      ------------
   Total current liabilities .........................................         6,850,382         7,303,310
DEFERRED REVENUE .....................................................           802,578           778,015
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Preferred Stock, $.01 par value; 20,000,000 shares
     authorized, no shares issued and outstanding ....................                --                --
   Common Stock, $.01 par value; 100,000,000 shares authorized,
     12,800,261 shares issued and outstanding at
     December 31, 2000 and March 31, 2001 ............................           128,002           128,002
   Additional paid-in capital ........................................        27,545,901        27,590,901
   Retained earnings .................................................         5,438,685         5,591,250
                                                                            ------------      ------------
       Total shareholders' equity ....................................        33,112,588        33,310,153
                                                                            ------------      ------------
       Total liabilities and shareholders' equity ....................      $ 40,765,548      $ 41,391,478
                                                                            ============      ============

  The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------
                                                                 2000              2001
                                                             ------------      ------------
                                                                      (UNAUDITED)

REVENUES
   Outsourcing services - affiliated ..................      $  9,205,313      $  9,363,252
   Outsourcing services ...............................         1,529,314         1,219,534
   Flood zone determination services ..................         3,722,929         4,294,168
   Flood zone determination services - affiliated .....           230,003           218,711
                                                             ------------      ------------
         Total revenues ...............................        14,687,559        15,095,665
                                                             ------------      ------------
EXPENSES
   Cost of outsourcing services .......................         8,677,506         8,173,780
   Cost of flood zone determination services ..........         1,858,529         2,034,394
   Selling, general and administrative ................         2,650,446         2,851,590
   Management services from Parent ....................           503,537           370,556
   Depreciation and amortization ......................         1,307,570         1,366,151
                                                             ------------      ------------
         Total expenses ...............................        14,997,588        14,796,471
                                                             ------------      ------------
OPERATING INCOME (LOSS) ...............................          (310,029)          299,194
                                                             ------------      ------------
OTHER INCOME (EXPENSE):
   Interest income ....................................            67,050            61,572
   Interest expense ...................................           (17,421)           (2,501)
                                                             ------------      ------------
         Total other income (expense) .................            49,629            59,071
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
   INCOME TAXES .......................................          (260,400)          358,265
PROVISION (BENEFIT) FOR INCOME TAXES ..................           (39,900)          205,700
                                                             ------------      ------------
NET INCOME (LOSS) .....................................      $   (220,500)     $    152,565
                                                             ============      ============
NET INCOME (LOSS) PER COMMON SHARE ....................      $       (.02)     $        .01
                                                             ============      ============
Weighted average common shares outstanding ............        12,774,889        12,800,261
                                                             ============      ============

  The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                       ADDITIONAL
                                                         COMMON          PAID-IN          RETAINED
                                                         STOCK           CAPITAL          EARNINGS           TOTAL
                                                        --------      ------------      ------------      ------------

Balance at December 31, 1999 .....................      $126,787      $ 26,810,282      $  5,948,051      $ 32,885,120
  Issuance of Common Stock in
     connection with earn-out computation for
     Colonial Claims .............................         1,215           298,785                --           300,000
  Non-cash compensation expense related to
     phantom stock plans .........................            --           338,200                --           338,200
  Compensation expense related to stock
      options issued to  non-employees ...........            --            98,634                --            98,634
  Net loss .......................................            --                --          (509,366)         (509,366)
                                                        --------      ------------      ------------      ------------
Balance at December 31, 2000 .....................       128,002        27,545,901         5,438,685        33,112,588
  Compensation expenses related to stock
     options issued to non-employees
     (unaudited) .................................            --            45,000                --            45,000
  Net income (unaudited) .........................            --                --           152,565           152,565
                                                        --------      ------------      ------------      ------------
Balance at March 31, 2001 (unaudited) ............      $128,002      $ 27,590,901      $  5,591,250      $ 33,310,153
                                                        ========      ============      ============      ============

   The accompanying notes are an integral part of this consolidated statement.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ------------------------------
                                                                                     2000              2001
                                                                                 ------------      ------------
                                                                                           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ......................................................      $   (220,500)     $    152,565
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ........................................         1,307,570         1,366,151
     Loss on disposal of property and equipment ...........................            57,439            52,207
     Deferred income taxes, net ...........................................             7,700                --
     Non-employee stock options ...........................................                --            45,000
     Changes in assets and liabilities:
       Accounts receivable ................................................             3,135           671,554
       Prepaid expenses and other current assets ..........................           189,095           (52,739)
       Other assets .......................................................          (301,031)           76,070
       Accounts payable, trade ............................................           219,296           199,701
       Employee related accrued expenses ..................................           274,199           351,383
       Other accrued expenses .............................................          (151,541)         (207,834)
       Income taxes payable ...............................................          (368,887)          178,009
       Deferred revenue ...................................................           (69,909)          (24,563)
                                                                                 ------------      ------------
         Net cash provided by operating activities ........................           946,566         2,807,504
                                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ....................................        (1,209,954)       (1,689,736)
   Collection of note receivable ..........................................                --            71,110
                                                                                 ------------      ------------
             Net cash used in investing activities ........................        (1,209,954)       (1,618,626)
                                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit ....................................           114,561                --
   Repayment of debt ......................................................          (137,713)          (78,980)
   Net repayments to affiliates ...........................................           (69,704)         (702,941)
                                                                                 ------------      ------------
   Net cash used in financing activities ..................................           (92,856)         (781,921)
                                                                                 ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ............................................................          (356,244)          406,957
CASH AND CASH EQUIVALENTS, beginning of period ............................         4,702,861         5,192,161
                                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS, end of period ..................................      $  4,346,617      $  5,599,118
                                                                                 ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
ACTIVITIES:
  Cash paid for interest ..................................................      $     17,421      $      2,501
                                                                                 ============      ============
  Cash paid for income taxes ..............................................      $    325,000      $    113,750
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

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

         The accompanying consolidated financial statements of Insurance Management Solutions Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 17, 2001. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that should be expected for a full fiscal year.

   Net Income (Loss) Per Common Share

         Net income (loss) per common share, which represents both basic and diluted earnings per share ("EPS"), is computed by dividing net income (loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

                                                              THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------
                                                                 2000              2001
                                                             ------------      ------------

Numerator:
   Net income (loss) ..................................      $   (220,500)     $    152,565
                                                             ============      ============
Denominator:
   Weighted average number of Common Shares
     used in basic EPS ................................        12,774,889        12,800,261
   Diluted stock options ..............................                --                --
                                                             ------------      ------------
   Weighted average number of Common Shares
     and diluted potential Common Shares used in
     diluted EPS ......................................        12,774,889        12,800,261
                                                             ============      ============

         As of March 31, 2000 and 2001, options to purchase 852,750 and 550,250 shares, respectively, of Common Stock were outstanding but were not included in the computation of diluted earnings per share as the inclusion of such shares would have an anti-dilutive effect.

NOTE 2. RESTRICTED NET ASSETS AND RETAINED EARNINGS

         In conjunction with the Company's acquisition of Geotrac, it entered into a Corporate Governance Agreement, dated July 31, 1998, with Geotrac of America, Inc. ("Geotrac") and Daniel J. White ("Mr. White"), Geotrac's president and then majority shareholder, setting forth certain terms and conditions pertaining to the operation of Geotrac. This agreement contains a provision, among other things, that restricts the Company's ability to make distributions or transfer funds from Geotrac by means of intercompany loans, advances or dividends without the unanimous approval of Geotrac's Board of Directors. Mr. White is presently a director of Geotrac. Therefore, pursuant to the Corporate Governance Agreement, Mr. White may impede the Company's ability to access excess cash balances retained by its Geotrac subsidiary, even if all of the other directors of Geotrac were to approve the distribution thereof to the Company. To date, the Company has been able to access Geotrac's excess cash when necessary, primarily through the prepayment of outstanding intercompany indebtedness. No assurances can be given, however, that the Company will be able to obtain available cash from Geotrac. If the Company is unable to do so, it ultimately could have a material adverse effect on the Company's business, financial condition and results of operations.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 2. RESTRICTED NET ASSETS AND RETAINED EARNINGS - (CONTINUED)

         As of March 31, 2001, the Company had total consolidated net assets of approximately $33.3 million, of which approximately $21.2 million represents the net assets of Geotrac. The tangible net assets of Geotrac consist primarily of cash of $1.5 million, other current assets of $4.0 million, including $1.2 million due from affiliates, and current liabilities of $2.9 million, including $1.1 million due to affiliates. As a result of the restrictions set forth in the preceding paragraph of this note, the Company's consolidated retained earnings as of March 31, 2001, which totaled $5.6 million, are not completely available for dividend distribution. However, the Company did not pay any dividends during the year ended December 31, 2000 or the three months ended March 31, 2001 and does not anticipate declaring or paying cash dividends in the foreseeable future. As such, all future earnings are expected to be retained for operating purposes.

NOTE 3. CONTINGENCIES

         On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company's Common Stock pursuant and/or traceable to the registration statement for the Company's February 1999 initial public offering (the "IPO"). The lawsuits were consolidated on December 1, 2000, and the consolidated action is proceeding under Case No. 8:00-CV-2013-T-26MAP. The plaintiffs' Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendants the following parties: the Company; Bankers Insurance Group, Inc., the Company's principal shareholder ("BIG"); Venture Capital Corporation, a selling shareholder in the IPO; the five inside directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. (On April 6, 2001, the plaintiffs' filed a Notice of Scrivener's Error notifying all parties to the litigation and the court that Geotrac was inadvertently referenced as a defendant in one paragraph of the complaint). The complaint alleges, among other things, that the defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to: (i) the Company's ability to integrate Geotrac's flood zone determination business with the Company's own flood zone determination business and with its insurance outsourcing services business; (ii) actual and anticipated synergies between the Company's flood zone determination and outsourcing services business lines; and (iii) the Company's use of the IPO proceeds. The complaint seeks unspecified damages, including interest, and equitable relief, including a rescission remedy. On March 26, 2001, the Company, BIG and the five inside director defendants filed a motion to dismiss the plaintiffs' Consolidated Amended Class Action Complaint for, among other things, failure to allege material misstatements and/or omissions in the roadshow presentations, registration statement and/or prospectus relating to the IPO. Similar motions have been filed by Venture Capital Corporation and the underwriters. Management of the Company believes the material allegations of the complaint are without merit and intends to vigorously defend the lawsuit. No assurances can be given, however, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 3. CONTINGENCIES - (CONTINUED)

         BIC, BLIC and BSIC have informed the Company that they intend to vigorously defend against such action, but no assurances can be given as to the outcome thereof. In the event the DOI were to enter an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida, or impose other significant penalties on any of them, it would materially adversely affect the business and/or operations of BIG and, in turn, could result in the loss of or a material decrease in the Company's business from BIG, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         FEMA's investigation of certain claims processing practices of BIC in connection with its participation in the NFIP is continuing, and BIC has produced documentation in connection therewith. If the parties are either unable to reach agreement in these matters or resolve their disagreement in arbitration, the United States could amend its complaint against BIC to add additional claims under the False Claims Act and/or various common law and equitable theories relating to such matters. In the event such continuing investigation or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss of or a material decrease in the Company's business from BIC, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

NOTE 4. SEGMENT INFORMATION

         The following table presents summarized financial information for the Company's reportable segments:

                                                                                       INTERCOMPANY
                                                   OUTSOURCING        FLOOD ZONE       ELIMINATIONS      CONSOLIDATED
                                                     SERVICES       DETERMINATIONS      AND OTHER           TOTALS
                                                   ------------     --------------     ------------      ------------

MARCH 31, 2000 - (UNAUDITED)
Operating revenues - affiliated .............      $  9,865,066      $    230,003      $   (659,753)     $  9,435,316
Operating revenues - unaffiliated ...........         1,529,314         3,722,929                --         5,252,243
Operating income (loss) .....................          (814,924)          504,895                --          (310,029)
Identifiable assets .........................        29,583,281        25,591,496       (15,920,081)       39,254,696

MARCH 31, 2001 - (UNAUDITED)
Operating revenues - affiliated .............      $  9,581,963      $    218,711      $   (218,711)     $  9,581,963
Operating revenues - unaffiliated ...........         1,219,534         4,294,168                --         5,513,702
Operating income (loss) .....................          (454,482)          753,676                --           299,194
Identifiable assets .........................        37,632,044        24,699,555       (20,940,121)       41,391,478

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected historical operating results of the Company as a percentage of total revenues:

                                                                               THREE MONTHS ENDED
                                                                               ------------------
                                                                                    MARCH 31,
                                                                                 2000        2001
                                                                                ------      ------

         REVENUES
              Outsourcing services .......................................        73.1%       70.1%
              Flood zone determination services ..........................        26.9        29.9
                                                                                ------      ------
                  Total revenues .........................................       100.0       100.0
                                                                                ------      ------
         EXPENSES
              Cost of outsourcing services ...............................        59.1        54.1
              Cost of flood zone determination services ..................        12.7        13.5
              Selling, general and administrative ........................        18.0        18.9
              Management services from Parent ............................         3.4         2.5
              Depreciation and amortization ..............................         8.9         9.0
                                                                                ------      ------
                  Total expenses .........................................       102.1        98.0
                                                                                ------      ------
         Operating income (loss) .........................................        (2.1)        2.0
         Interest income .................................................         0.4         0.4
         Interest expense ................................................        (0.1)        0.0
                                                                                ------      ------
         Income (loss) before provision (benefit) for income taxes .......        (1.8)        2.4
         Provision (benefit) for income taxes ............................        (0.3)        1.4
                                                                                ------      ------
         Net income (loss) ...............................................        (1.5)%       1.0%
                                                                                ======      ======

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001


Overview. On April 13, 2001 the Company entered into the Letter Agreement with BIG. Pursuant to the Letter Agreement, the parties agreed to extend the term of each of the service agreements until December 1, 2002. To obtain BIG's agreement to such extensions, the Company, in turn, agreed to certain service fee modifications. Under the service agreements, as amended, BIG will pay the Company (1) a monthly fee based upon direct written premiums for policy administration services relating to its flood, homeowners and commercial lines of business and (2) a monthly fee based upon net claims (after deductibles) for claims administration services relating to its flood line of business. The service fees payable under the service agreements with respect to (a) policy administration services relating to the automobile line of business, and (b) claim administration services relating to all lines of business other than flood, shall remain unchanged. If such amendments to the service agreements had been in effect for the fiscal year ended December 31, 2000, the Company's affiliated outsourcing revenues, which totaled approximately $38 million on an actual basis, would have been approximately $30 million on a pro forma basis. The Company believes that any anticipated reduction in affiliated outsourcing revenues resulting from the implementation of such service fee changes will be largely offset by a corresponding reduction in operating costs as a result of, among other things, the elimination of data and technical support services from the administration services to be provided by the Company to BIG under the service agreements, although no assurances can be given in this regard.

       Outsourcing Services Revenues. Outsourcing services revenues decreased $152,000, or 1.4%, to $10.6 million for the three months ended March 31, 2001 from $10.7 million for the corresponding period in 2000. The decrease was primarily attributable to a decrease in the volume of flood and wind damage claims administered by the Company's outsourcing operations during the first quarter of 2001 as compared to the corresponding period in 2000. During the first quarter of 2001, the Company recognized revenues totaling approximately $380,000 from the administration of property damage claims resulting from a tropical depression that caused extensive flooding in south Florida, which storm occurred during the fourth quarter of 2000. In comparison, the Company recognized revenues of approximately $950,000 during the first quarter of 2000 from the administration of property damage claims resulting from Hurricanes Floyd and Irene, which occurred during the fourth quarter of 1999. Additionally, outsourcing services revenues decreased during the first quarter of 2001 as compared to the corresponding period in 2000 as a result of the sale of the Company's direct marketing subsidiary, effective July 31, 2000, which subsidiary contributed approximately $300,000 in outsourcing revenue during the quarter-ended March 31, 2000. These decreases in outsourcing services revenues were partially offset by an increase in the volume of flood, homeowners and automobile premium processed on behalf of the Company's affiliated customers during the first quarter of 2001.

         Flood Zone Determination Services Revenues. Flood zone determination services revenues increased approximately $560,000, or 14.2%, to $4.5 million for the three months ended March 31, 2001 from $4.0 million for the corresponding period in 2000. This increase was primarily attributable to an increase in the number of flood zone determinations processed by the Company during the first quarter of 2001 as compared to the corresponding period in 2000. The increase in the number of flood zone determinations processed was primarily due to a decrease in mortgage interest rates and a corresponding increase in mortgage refinancings and loan originations, which have historically driven the demand for flood zone determinations from the Company's customers.

         Cost of Outsourcing Services. Cost of outsourcing services decreased $504,000, or 5.8%, to $8.2 million for the three months ended March 31, 2001 from $8.7 million for the corresponding period in 2000. As a percentage of outsourcing services revenues, cost of outsourcing services decreased to 77.2% for the three months ended March 31, 2001 from 80.8% for the corresponding period in 2000 as a result of both an increase in dollar amount of outsourcing services revenues and a decrease in the cost of outsourcing services during three months ended March 31, 2001 as compared to the corresponding period in 2000. The decrease in the dollar amount of cost of outsourcing services was primarily attributable to a decrease in revenue from Colonial Claims Corporation ("Colonial Claims"), the Company's claims catastrophe subsidiary, of which approximately 70.0% of each dollar of revenue is paid to its independent adjusters who adjust claims on the Company's behalf. Additionally, cost of outsourcing services decreased during the three months ended March 31, 2001 as a result of a 53-employee staffing reduction completed in February, 2001.

         Cost of Flood Zone Determination Services. Cost of flood zone determination services increased $176,000, or 9.5%, to $2.0 million for the three months ended March 31, 2001 from $1.9 million for the corresponding period in 2000. As a percentage of flood zone determination services revenues, however, cost of flood zone determination services decreased to 45.1% for the three months ended March 31, 2001 from 47.0% for the corresponding period in 2000 primarily as a result of increased utilization of third party vendors, located in India and Mexico, to perform data entry services and manual flood zone determinations, respectively, at costs significantly below U.S. market rates.

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased $201,000, or 7.6%, to $2.8 million for the three months ended March 31, 2001 from $2.7 million for the corresponding period in 2000. The increase in selling, general and administrative expenses was primarily attributable to (i) the assumption of the human resources function by the Company, effective April 1, 2000, which function was previously provided to the Company by BIG under a management services agreement, and (ii) additional legal expenses relating to the Company's shareholder action and various other legal matters. Partially offsetting these increases was a decrease in selling, general and administrative expenses as a result of the sale of substantially all of the assets of a direct marketing subsidiary of the Company, effective July 31, 2000.

         Management Services from Parent. Management services from Parent decreased $133,000, or 26.4%, to $371,000 for the three months ended March 31, 2001 from $504,000 for the corresponding period in 2000. The decrease was primarily related to the assumption of the human resources function by the Company, effective April 1, 2000, which function was previously provided to the Company by BIG under a management services agreement.

         Provision (Benefit) for Income Taxes. The Company's effective income tax (benefit) rates were 57.4% and (15.3%) the three months ended March 31, 2001 and 2000, respectively. The effective tax rates reflect various non-deductible items, including goodwill recognized in connection with the acquisitions of Geotrac in July, 1998 and Colonial Claims in January, 1999.

         For additional information on the reconciliation of the Company's effective income tax rate to the federal statutory income tax rate, see Note 10
- Income Taxes, in Notes to the Consolidated Financial Statements for the year-ended December 31, 2000, as reported in the Company's Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2000, the Company's principal sources of liquidity consisted of cash on-hand, cash flows from operations, and available borrowings under the Company's revolving credit facility, which line was terminated in December, 2000, as described below. Prior to January 1, 2000, the Company funded its operations through cash generated from operations, receipt of service fees advanced from BIG and available borrowings under the Company's line of credit. Bank borrowings were used to finance fixed asset purchases.

         In June, 1999, the Company entered into a revolving line of credit agreement ("LOC)" with a financial institution (the "Bank") that provided for borrowings of up to two times the Company's rolling four quarter earnings before interest, taxes, depreciation and amortization ("EBITDA"), but in no event more than $12.0 million. In December, 2000, the Company received notification from the Bank that it would no longer honor any requests by the Company for advances under the LOC due to the fact that the Bank believed the Company had experienced a material adverse change in its financial condition. Although the Company attempted to seek a replacement facility, it has since largely ceased its efforts to secure a new LOC as it has been unable to negotiate such an arrangement upon acceptable terms.

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

         On April 13, 2001, the Company entered into a Commitment Letter to advance service fee payments (the "Commitment Letter") with BIG pursuant to which BIG has agreed to advance to the Company up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under the service agreements with such companies. Such advances are available to the Company beginning June 1, 2001 continuing through December 1, 2002 and shall be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter shall constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance.

         The Company believes that cash on-hand, cash flows from operations and cash advances available under the Commitment Letter will be sufficient to satisfy currently anticipated working capital and capital expenditure requirements for the next twelve months. Unanticipated rapid expansion, business or systems development, or potential acquisitions may cause the Company to require additional funds, however, which may not be available to the Company upon acceptable terms. The Company identifies and assesses, in the normal course of business, potential acquisitions of technologies or businesses that it believes strategically fit its business plan. The Company may enter into such transactions should opportunities present themselves in the future and should it be able to obtain the necessary financing upon acceptable terms, although no assurances can be made in this regard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) is not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material changes to the disclosure set forth under the caption "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 17, 2001.

ITEM 5. OTHER INFORMATION

         Effective May 7, 2001, Anthony R. Marando was appointed as Chief Financial Officer of the Company. Mr. Marando's appointment fills the vacancy created by the departure of Christopher P. Breakiron, who resigned as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company effective April 17, 2001.

         Mr. Marando, age 44, joins the Company after serving as Chief Operating Officer of the e-Insurance division of Selectica, Inc. a software development and e-commerce company, from August 2000 to March 2001. Prior to that time, he served as Director of U.S. Financial Reporting for Canada Life Assurance Co. from May, 1999 to May 2000 and in various capacities, most recently as Assistant Vice President of Finance, with MetLife, Inc., from 1986 to December 1998.

         Effective April 1, 2001, the Company entered into an employment agreement with Mr. Marando pursuant to which he is currently paid a salary at a rate of $171,080 annually. Mr. Marando's employment agreement provides for a term of six months, commencing April 9, 2001, provided that the agreement may be terminated (i) by the Company at any time for "cause" (as defined therein) or
(ii) by either party prior to the expiration of such term upon 30 days prior notice (except that the Company may not give any such termination notice during the first 60 days of employment). Mr. Marando's employment shall continue after the expiration of such term only upon mutual agreement of the parties.

         Mr. Marando's employment agreement further provides that he shall be provided benefits, such as health, life and disability insurance, on the same basis as the Company's other employees.

         On April 25, 2001, the Board of Directors of the Company appointed Richard G. Torra as Secretary of the Company to fill the vacancy created by the departure of Mr. Breakiron. Mr. Torra is also Corporate Legal Counsel of the Company and has served in such capacity since August, 2000. Prior to that time, Mr. Torra served as Assistant Corporate Secretary and Associate General Counsel of BIG from July 1996 to July 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  10.1 Employment Agreement, dated May 7, 2001, between Anthony R. Marando and Insurance Management Solutions Group, Inc.

                  10.2 Letter Agreement, dated April 13, 2001, by and between Insurance Management Solutions, Inc., Bankers Insurance Group, Inc., Bankers Insurance Company, First Community Insurance Company and Bankers Security Insurance Company.*

                  10.3 Commitment Letter to advance service fee payments, dated April 13, 2001, between Insurance Management Solutions, Inc. and Bankers Insurance Group, Inc.*

                  * Previously filed as part of the Company's Form 10-K for the year ended December 31, 2000, and incorporated by reference herein.

         b)       Reports on Form 8-K

         The Company filed two reports on Form 8-K during the three months ended March 31, 2001:

         (1) The Company filed a Report on Form 8-K on February 15, 2001, to report that: (a) January 30, 2001, the Company's Board of Directors unanimously elected John S. McMullen as a Class III director to fill the vacancy created by the resignation of Jeffrey S. Bragg in January, 2000; and (b) on February 13, 2001, the Company reduced its overall workforce by approximately 10% by eliminating approximately 50 positions primarily in the areas of information technology and claims administration.

         (2) The Company filed a Report on Form 8-K on February 26, 2001 to report that: (a) its Common Stock was delisted from trading on the Nasdaq National Market at the opening of business on February 26, 2001, as a result of the failure of the Company's Common Stock to satisfy the maintenance criteria for continued listing on the Nasdaq National Market; and (b) William R. Hough & Co., a registered broker-dealer based in St. Petersburg, Florida, had advised the Company that it intended to register as a "market maker" for the Company's Common Stock on the OTC Bulletin Board.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001                  INSURANCE MANAGEMENT SOLUTIONS
                                    GROUP, INC.
                                    (Registrant)


                                By: /s/ DAVID M. HOWARD
                                    -------------------------------------------
                                    David M. Howard
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ ANTHONY R. MARANDO
                                    --------------------------------------------
                                    Anthony R. Marando
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

10.1     Employment Agreement, dated May 7, 2001, between Anthony R. Marando and
         Insurance Management Solutions Group, Inc.

10.2     Letter Agreement, dated April 13, 2001, by and between Insurance
         Management Solutions, Inc., Bankers Insurance Group, Inc., Bankers
         Insurance Company, First Community Insurance Company and Bankers
         Security Insurance Company.*

10.3 Commitment Letter to advance service fee payments, dated April 13, 2001, between Insurance Management Solutions, Inc. and Bankers
         Insurance Group, Inc.*

* Previously filed as part of the Company's Form 10-K for the year ended
  December 31, 2000, and incorporated by reference herein.