Form 10-Q
period 2001-06-30
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2001-08-20
CIK 1063167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 000-25273

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3422536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 Central Avenue, St. Petersburg, Florida	33701
(Address of Principal Executive Offices)	(Zip Code)

(727) 803-2040
Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class: Common Stock, $.01 par value	Outstanding at August 6, 2001: 12,800,261

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

Form 10-Q Quarterly Report

     The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company’s financing plans; (iv) trends affecting the Company’s financial condition or results of operations; (v) the Company’s growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company’s clients; (ix) potential increases in the Company’s costs; (x) the declaration and payment of dividends; (xi) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xii) the impact of general economic conditions and interest rate fluctuations on the demand for the Company’s services, including flood zone determination services; (xiii) the outcome of certain litigation and administrative proceedings involving the Company’s principal customer; (xiv) uncertainties regarding the market acceptance of the Company’s new services; (xv) the ability to establish positive name recognition in the market place; (xvi) the ability to develop new technological solutions for current and prospective customers; (xvii) changes in existing service agreements and arrangements; (xviii) the ability to obtain new customers and retain existing customers; (xix) the ability to obtain third-party information technology outsourcing services on a timely basis and at reasonable costs; and (xx) the ability to achieve expected expense reductions as a result of management initiatives. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Item 2 of this report and the risks discussed under the caption “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities Exchange Commission on April 17, 2001. Prospective investors should also consult the risks described from time to time in the Company’s Reports on Form 10-Q, 8-K and 10-K and Annual Reports to Shareholders.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2000	2001

		(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$5,192,161	$7,997,181

Accounts receivable, net	3,789,288	4,985,602

Due from affiliates	2,615,699	4,487,277

Prepaid expenses and other assets	1,573,037	1,152,869

Total current assets	$13,170,185	$18,622,929

PROPERTY AND EQUIPMENT, net	9,116,552	10,101,535

OTHER ASSETS

Goodwill, net	15,352,001	14,899,170

Customer contracts, net	916,667	816,667

Deferred tax assets	682,081	528,381

Capitalized software costs, net	1,044,846	820,325

Other	483,216	194,538

Total assets	$40,765,548	$45,983,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Current portion of long-term debt	$219,857	$60,809

Accounts payable, trade	2,370,825	1,926,861

Due to affiliates	—	44

Employee related accrued expenses	1,693,823	1,622,540

Other accrued expenses	2,008,201	2,403,403

Income taxes payable	557,676	2,270,202

Total current liabilities	$6,850,382	$8,283,859

DEFERRED REVENUE	802,578	857,095

SHAREHOLDERS’ EQUITY

Preferred Stock, $.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—

Common Stock, $.01 par value; 100,000,000 shares authorized, 12,800,261 shares issued and outstanding at December 31, 2000 and June 30, 2001, respectively	128,002	128,002

Additional paid-in capital	27,545,901	27,635,901

Retained earnings	5,438,685	9,078,688

Total shareholders’ equity	$33,112,588	$36,842,591

Total liabilities and shareholders’ equity	$40,765,548	$45,983,545

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2000	2001	2000	2001

	(unaudited)		(unaudited)
REVENUES
Outsourcing services — affiliated	$9,775,937	$11,814,842	$18,981,250	$21,178,094

Outsourcing services	1,535,680	3,717,556	3,064,994	4,937,090

Flood zone determination services	4,441,124	5,532,798	8,164,053	9,826,966

Flood zone determination services — affiliated	242,636	334,436	472,639	553,147

Total revenues	$15,995,377	$21,399,632	$30,682,936	$36,495,297

EXPENSES
Cost of outsourcing services	9,076,570	8,795,114	17,754,076	16,968,894

Cost of flood zone determination services	2,002,329	2,526,301	3,860,858	4,560,695

Selling, general and administrative	2,864,820	2,691,580	5,515,266	5,543,170

Management services from Parent	475,511	317,961	979,048	688,517

Depreciation and amortization	1,445,039	1,358,468	2,752,609	2,724,619

Total expenses	$15,864,269	$15,689,424	$30,861,857	$30,485,895

OPERATING INCOME/(LOSS)	$131,108	$5,710,208	($178,921)	$6,009,402

OTHER INCOME/(EXPENSE):

Interest income	63,106	58,462	130,156	120,034

Interest expense	(24,989)	(2,745)	(42,410)	(5,246)
Other	—	(31,387)	—	(31,387)

Total other income/(expense)	$38,117	$24,330	$87,746	$83,401

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	169,225	5,734,538	(91,175)	6,092,803

PROVISION FOR INCOME TAXES	145,500	2,247,100	105,600	2,452,800

NET INCOME/(LOSS)	$23,725	$3,487,438	($196,775)	$3,640,003

NET INCOME/(LOSS) PER COMMON SHARE	$0.00	$0.27	($0.02)	$0.28

Weighted average common shares outstanding	12,800,261	12,800,261	12,787,575	12,800,261

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total

Balance at January 1, 2000	$126,787	$26,810,282	$5,948,051	$32,885,120

Issuance of Common Stock as partial consideration for the acquisition of Colonial Claims	1,215	298,785	—	300,000

Initial public offering of Common Stock, net of offering costs	—	338,200	—	338,200

Issuance of stock options to non-employees	—	98,634	—	98,634

Net income/(loss)	—	—	(509,366)	(509,366)

Balance at December 31, 2000	$128,002	$27,545,901	$5,438,685	$33,112,588

Compensation expenses related to stock Options issued to non-employees (unaudited)	—	90,000	—	90,000

Net income/(loss) (unaudited)	—	—	3,640,003	3,640,003

Balance at June 30, 2001 (unaudited)	$128,002	$27,635,901	$9,078,688	$36,842,591

The accompanying notes are an integral part of this consolidated statement.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2000	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)	($196,775)	$3,640,003

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Depreciation and amortization	2,752,609	2,724,619

Loss on disposal of property and equipment	95,275	116,060

Non-employee stock options	90,000	90,000

Deferred income taxes, net	(84,541)	153,700

Changes in assets and liabilities:

Accounts receivable	(277,432)	(1,196,314)

Income taxes recoverable	—	—

Prepaid expenses and other current assets	385,059	21,026

Other assets	(401,316)	229,660

Accounts payable, trade	956,733	(443,964)

Employee related accrued expenses	(377,657)	(71,283)

Other accrued expenses	(44,618)	395,202

Income taxes payable	(231,146)	1,712,526

Deferred revenue	(63,642)	54,517

Net cash provided by operating activities	$2,602,549	$7,425,752

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(2,670,729)	(2,996,544)

Collection of note receivable	—	406,394

Net cash used in investing activities	($2,670,729)	($2,590,150)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under line of credit	680,230	—

Repayment of debt	(276,580)	(159,048)

Net repayments to affiliates	(566,086)	(1,871,534)

Net cash provided by/(used in) financing activities	($162,436)	($2,030,582)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(230,616)	2,805,020

CASH AND CASH EQUIVALENTS, beginning of period	4,702,861	5,192,161

CASH AND CASH EQUIVALENTS, end of period	$4,472,245	$7,997,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:

Cash paid for interest	$32,349	$5,246

Cash paid for income taxes	$325,000	$586,574

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements of Insurance Management Solutions Group, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 17, 2001. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that should be expected for a full fiscal year.

Net Income/(Loss) Per Common Share

     Net income/(loss) per common share, which represents both basic and diluted earnings per share (“EPS”), is computed by dividing net income/(loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2000	2001	2000	2001

Numerator:

Net income/(loss)	$23,725	$3,487,438	($196,775)	$3,640,003

Denominator:

Weighted average number of Common Shares used in basic EPS	12,800,261	12,800,261	12,787,575	12,800,261

Diluted stock options	—	—	—	—

Weighted average number of Common Shares and diluted potential Common Shares used in diluted EPS	12,800,261	12,800,261	12,787,575	12,800,261

     For the six months ended June 30, 2000 and 2001, options to purchase 852,750 and 551,000 shares, respectively, of Common Stock were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Stock, and therefore, the effect would be antidilutive.

Reclassifications

     Certain prior year balances have been reclassified in order to conform to the current year’s presentation.

New Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company has not yet analyzed the effect of these new standards; accordingly, the Company is unable at present to state what effect the adoption of these standards will have on the Company’s financial statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

NOTE 2. RESTRICTED NET ASSETS AND RETAINED EARNINGS

     In conjunction with the Company’s acquisition of Geotrac, it entered into a Corporate Governance Agreement, dated July 31, 1998, with Geotrac of America, Inc. (“Geotrac”) and Daniel J. White (“Mr. White”), Geotrac’s president and then majority shareholder, setting forth certain terms and conditions pertaining to the operation of Geotrac. This agreement contains, among other things, a provision that restricts the Company’s ability to make distributions or transfer funds from Geotrac by means of intercompany loans, advances or dividends without the unanimous approval of Geotrac’s Board of Directors. It should be noted that the Geotrac Board of Directors, at its’ April 2, 2001 meeting, approved a declaration of dividends to IMSG, Inc. to be distributed quarterly beginning July 15, 2001 for the next 12 months, based upon Year 2000 earnings of Geotrac. In early August, Geotrac has authorized a dividend to be paid to IMSG, Inc. in the amount of $200,000, which will be paid during the Third Quarter, 2001. Mr. White is presently a director of Geotrac. Therefore, pursuant to the Corporate Governance Agreement, Mr. White may impede the Company’s ability to access excess cash balances retained by its Geotrac subsidiary, even if all of the other directors of Geotrac were to approve the distribution thereof to the Company. To date, the Company has been able to access Geotrac’s excess cash when necessary, primarily through the prepayment of outstanding intercompany indebtedness. No assurances can be given, however, that the Company will be able to obtain available cash from Geotrac. If the Company is unable to do so, it ultimately could have a material adverse effect on the Company’s business, financial condition and results of operations.

     As of June 30, 2001, the Company had total consolidated net assets of approximately $36.8 million, of which approximately $22.1 million represented the net assets of Geotrac. As of such date, the tangible net assets of Geotrac consisted primarily of cash of $2.4 million, other current assets of $4.4 million (including $1.4 million due from affiliates), and current liabilities of $3.4 million, including $1.1 million due to affiliates. As a result of the restrictions described in the preceding paragraph of this note, the Company’s consolidated retained earnings, which totaled $9.1 million as of June 30, 2001, are not completely available for dividend distribution. However, the Company did not pay any dividends during the year ended December 31, 2000 or the six months ended June 30, 2001. As such, all future earnings are expected to be retained for operating purposes.

NOTE 3. CONTINGENCIES

     On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company’s Common Stock pursuant and/or traceable to the registration statement for the Company’s February 1999 initial public offering (the “IPO”). The lawsuits were consolidated on December 1, 2000, and the consolidated action is proceeding under Case No. 8:00-CV-2013-T-26MAP. The plaintiffs’ Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendants the following parties: the Company; Bankers Insurance Group, Inc., the Company’s principal shareholder and customer together with its subsidiaries (“BIG”); Venture Capital Corporation, a selling shareholder in the IPO; the five inside directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to: (i) the Company’s ability to integrate Geotrac’s flood zone determination business with the Company’s own flood zone determination business and with its insurance outsourcing services business; (ii) actual and anticipated synergies between the Company’s flood zone determination and outsourcing services business lines; and (iii) the Company’s use of the IPO proceeds. The complaint seeks unspecified damages, including

NOTE 3. CONTINGENCIES (continued)

interest, and equitable relief, including a rescission remedy. On July 11, 2001, U.S. District Judge Richard A. Lazzara denied all of the defendants’ motions to dismiss the Amended Complaint.

     The defendants’ answers to the Amended Complaint currently are due in mid-August 2001. Discovery likely will commence in the near future, and various pre-trial deadlines and a trial date will be set. Management of the Company believes the material allegations of the Amended Complaint are without merit and intends to vigorously defend the lawsuit. No assurances can be given, however, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Bankers Insurance Company (“BIC”), a subsidiary of BIG, and Bankers Life Insurance Company (“BLIC”) and Bankers Security Insurance Company (“BSIC”), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the “DOI”), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator’s unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charges BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notifies BIC, BLIC and BSIC that the Insurance Commissioner intends to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida.

     BIC, BLIC and BSIC have informed the Company that they intend to vigorously defend against such action, but no assurances can be given as to the outcome thereof. In the event the DOI were to enter an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida, or impose other significant penalties on any of them, it would materially adversely affect the business and/or operations of BIG and, in turn, could result in the loss of or material decrease in the Company’s business from BIG, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

     On November 19, 1999, the United States, on behalf of the Federal Emergency Management Association (“FEMA”), filed a civil action against BIC in the U.S. District Court for the District of Maryland stemming from FEMA’s investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program (“NFIP”). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act. The complaint further alleges various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million as well as treble, punitive and consequential damages, costs and interest. The suit is currently administratively closed pending an appeal on the preliminary issue of whether the controversy is subject to arbitration. BIC has informed the Company that it intends to vigorously defend against the action, but no assurances can be given as to the outcome thereof. However, BIG and its legal counsel have advised the Company that an adverse judgment in this action would not have a material adverse affect on the business and/or operations of BIC, although no assurances can be given in this regard.

     FEMA’s investigation of certain claims processing practices of BIC in connection with its participation in the NFIP is continuing, and BIC has produced documentation in connection therewith. If the parties are unable to reach agreement in these matters, the United States could amend its complaint against BIC to add additional claims under the False Claims Act and/or various common law and equitable theories relating to such matters. In the event such continuing investigation or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss of or material decrease in the Company’s business from BIC, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

     The Company is involved in various legal actions arising in the ordinary course of business. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity, although no assurances can be given in this regard.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

NOTE 4. SEGMENT INFORMATION

     The following table presents summarized financial information for the Company’s reportable segments:

			Intercompany
	Outsourcing	Flood Zone	Eliminations	Consolidated
	Services	Determinations	and Other	Totals

Three months ended June 30, 2000 - (unaudited)

Operating revenues — affiliated	$10,031,073	$242,636	($255,136)	$10,018,573

Operating revenues — unaffiliated	$1,535,680	$4,441,124	—	$5,976,804

Operating income/(loss)	($942,500)	$1,073,608	—	$131,108

Identifiable assets	$32,376,463	$25,577,752	($17,879,596)	$40,074,619

Three months ended June 30, 2001 - (unaudited)

Operating revenues — affiliated	$12,151,878	$334,436	($337,036)	$12,149,278

Operating revenues — unaffiliated	$3,717,556	$5,532,798	—	$9,250,354

Operating income/(loss)	$4,116,806	$1,593,402	—	$5,710,208

Identifiable assets	$41,414,480	$26,212,819	($21,643,754)	$45,983,545

Six months ended June 30, 2000 - (unaudited)

Operating revenues — affiliated	$19,478,889	$472,639	($497,639)	$19,453,889

Operating revenues — unaffiliated	$3,064,994	$8,164,053	—	$11,229,047

Operating income/(loss)	($1,757,424)	$1,578,503	—	($178,921)

Identifiable assets	$32,376,463	$25,577,752	($17,879,596)	$40,074,619

Six months ended June 30, 2001 - (unaudited)

Operating revenues — affiliated	$21,733,841	$553,147	($555,747)	$21,731,241

Operating revenues — unaffiliated	$4,937,090	$9,826,966	—	$14,764,056

Operating income/(loss)	$3,662,324	$2,347,078	—	$6,009,402

Identifiable assets	$41,414,480	$26,212,819	($21,643,754)	$45,983,545

NOTE 5. RELATED PARTY TRANSACTIONS

Secured Line of Credit with BIG

     On August 14, 2001, the Company entered into a Credit and Security Agreement with BIG (together with the related loan documentation, the “Credit Agreement”), pursuant to which the Company established a short-term, secured line of credit in favor of BIG in the amount of up to $5.0 million (the “Line of Credit”). As of the date of this Report, the aggregate principal amount outstanding under the Line of Credit is $5.0 million. The principal purpose of the Line of Credit is to assist BIG, the Company’s principal customer and shareholder, with certain short-term working capital needs.

     Pursuant to the Credit Agreement, interest is payable monthly on amounts outstanding under the Line of Credit at an annual rate equal to the Prime Rate (as defined in the Credit Agreement”), plus 1.5%. The Credit Agreement further provides that the Line of Credit will expire on February 28, 2002, unless repaid in full prior to such time or otherwise terminated pursuant to the terms of the Credit Agreement.

     The Line of Credit is secured by (i) a first lien security interest in all accounts and contract rights of Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), with insurance agents (including but not limited to general agents with respect to the sale of federal flood insurance) (collectively, the “Flood Book”), and (ii) an option (the “Option”) to purchase from BIG the outstanding capital stock, consisting of 10,898 shares (the “Option Shares”) of common stock, $318 par value per share, of First Community Insurance Company, a New York insurance company licensed in all fifty states (“FCIC”). BUI currently is a Florida general insurance agent for FCIC and BIC, a Florida insurance company licensed in approximately 30 states and a wholly-owned subsidiary of BIG. As of the date of this Report, management of the Company believes the fair market value of the Flood Book will exceeds the aggregate principal amount of the Line of Credit.

     With respect to the Option, the aggregate exercise price for the Option Shares is $108,980, or $10.00 per Option Share. The Option Shares are subject to certain outstanding liens relating to certain indebtedness of BIG having an aggregate outstanding balance, as of August 14, 2001, totaling approximately $11.8 million. The Option will become exercisable only at such time as (i) there shall be a default in the payment of any amounts due under the Credit Agreement for more than ten days after the date when they shall become due or (ii) there shall be any other default under the Credit Agreement if, after notice thereof, such default has not been cured within thirty days of such notice. In addition, any acquisition of the Option Shares by the Company pursuant to the Option would require the prior approval of the New York Department of Insurance. In the event the Option were to be exercised, no assurances can be given that such approval could be obtained.

     The foregoing description of the Line of Credit is qualified in its entirety by reference to the Credit and Security Agreement, Master Promissory Note, Collateral Assignment of Flood Book and Stock Option Agreement filed as Exhibits 10.1 through 10.4 to this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth for the periods indicated certain selected historical operating results of the Company as a percentage of total revenues:

	%

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2000	2001	2000	2001

Revenues

Outsourcing services	70.7	72.6	71.9	71.6

Flood zone determination services	29.3	27.4	28.1	28.4

Total revenues	100.0	100.0	100.0	100.0

Expenses

Cost of outsourcing services	56.8	41.2	57.8	46.4

Cost of flood zone determination services	12.5	11.8	12.6	12.5

Selling, general and administrative	17.9	12.6	18.0	15.2

Management services from Parent	3.0	1.5	3.2	1.9

Depreciation and amortization	9.0	6.3	9.0	7.5

Total expenses	99.2	73.4	100.6	83.5

Operating income/(loss)	0.8	26.6	(0.6)	16.5

Interest income	0.4	0.3	0.4	0.3

Interest expense	(0.2)	—	(0.1)	—

Other	—	(0.1)	—	(0.1)

Income/(loss) before provision for income taxes	1.0	26.8	(0.3)	16.7

Provision for income taxes	0.9	10.5	0.3	6.7

Net income/(loss)	0.1	16.3	(0.6)	10.0

Comparison of the Three Months Ended June 30, 2000 and 2001

     Overview. On April 13, 2001 the Company entered into the Letter Agreement with BIG. Pursuant to the Letter Agreement, the parties agreed to extend the term of each of the service agreements between the Company and BIG until December 1, 2002. To obtain BIG’s agreement to such extension, the Company, in turn, agreed to certain service fee modifications. Under the service agreements, as amended, BIG will pay the Company (1) a monthly fee based upon direct written premiums for policy administration services relating to its flood, homeowners and commercial lines of business and (2) a monthly fee based upon net claims (after deductibles) for claims administration services relating to its flood line of business. The service fees payable under the service agreements with respect to (a) policy administration services relating to the automobile line of business and (b) claim administration services relating to all lines of business other than flood, shall remain unchanged. If such amendments to the service agreements had been in effect for the fiscal year ended December 31, 2000, the Company’s affiliated outsourcing revenues, which totaled approximately $38.0 million on an actual basis, would have been approximately $30.0 million on a pro forma basis. The Company believes that any anticipated reduction in affiliated outsourcing revenues resulting from the implementation of such service fee changes will be largely offset by a corresponding reduction in operating costs as a result of, among other things, the elimination of data and technical support services from the administration services to be provided by the Company to BIG under the service agreements, although no assurances can be given in this regard.

     Outsourcing Services Revenues. Outsourcing services revenues increased $4.2 million, or 37.3%, to $15.5 million for the three months ended June 30, 2001 from $11.3 million for the corresponding period in 2000. The increase was primarily attributable to the impact of Tropical Storm Allison, which storm occurred during June, 2001. The increase in revenue related to processing for this storm was approximately $4.2 million, including an increase of $2.7 million in Affiliated Revenue, and an increase of $1.5 million in Unaffiliated Revenue.

Comparison of the Three Months Ended June 30, 2000 and 2001 (continued)

     Flood Zone Determination Services Revenues. Flood zone determination services revenues increased $1.2 million, or 25.3%, to $5.9 million for the three months ended June 30, 2001 from $4.7 million for the corresponding period in 2000. This increase was primarily attributable to an increase in the number of flood zone determinations processed by the Company during the second quarter of 2001 as compared to the corresponding period in 2000. The increase in the number of flood zone determinations processed was primarily due to a decrease in mortgage interest rates and corresponding increase in mortgage refinancings and loan originations, which have historically driven the demand for flood zone determinations.

     Cost of Outsourcing Services. Cost of outsourcing services decreased $281,000, or 3.1%, to $8.8 million for the three months ended June 30, 2001 from $9.1 million for the corresponding period in 2000. As a percentage of outsourcing services revenues, cost of outsourcing services decreased to 56.6% for the three months ended June 30, 2001 from 80.2% for the same period in 2000. The decrease in the dollar amount of cost of outsourcing services was primarily attributable to a decrease in payroll costs due to two staff reductions completed in late 2000 and early 2001 and decreased contract labor/consulting costs due to lack of staffing needs and related support, coupled with a payroll expense reduction related to the Company’s information technology expenses. The IMSG, Inc. Information Technology staff was terminated and transferred to BIG effective June 1, 2001, as the Company is continuing to develop its’ long-term information technology strategy and needs. In addition, electronic equipment lease costs decreased $260,000 as a result of the expiration of certain equipment leases. These decreases were partially offset, by an increase in revenue, as a result of Tropical Storm Allison, from Colonial Claims Corporation (“Colonial Claims”), the Company’s claims catastrophe subsidiary. Approximately 70% of each dollar of revenue is paid to its independent adjusters who adjust claims on the Company’s behalf. Also, there was an increase from prior year for costs related to the conversion to a new document imaging system and the opening of a new document output center in late 2000 with related new costs for equipment and services.

     Cost of Flood Zone Determination Services. Cost of flood zone determination services increased $524,000, or 26.2%, to $2.5 million for the three months ended June 30, 2001 from $2.0 million for the corresponding period in 2000. The increase in Cost of Flood Zone Determination Services was primarily attributable to corresponding increases in revenues related to Flood Zone Determinations, as noted in the aforementioned Flood Zone Determination Revenue note. As a percentage of flood zone determination services revenues however, cost of flood zone determination services increased to 43.1% for the three months ended June 30, 2001 from 42.8% for the corresponding period in 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $173,000, or 6.0%, to $2.7 million for the three months ended June 30, 2001 from $2.9 million for the corresponding period in 2000. This decrease was due primarily to a decrease in payroll cost as a result of various staff reductions in late 2000 and early 2001. In addition, selling, general, and administrative expenses for the quarter ended June 30, 2000 included certain severance payments made to former officers of the Company, and no such payments were made during the quarter ended June 30, 2001.

     Management Services from Parent. Management services from Parent decreased $158,000, or 33.1%, to $318,000 for the three months ended June 30, 2001 from $476,000 for the corresponding period in 2000. The decrease was primarily related to the assumption of certain administrative services, including human resources, agency accounting, cash management and legal services, that were previously provided to the Company by BIG under a management service agreement.

     Interest Expense. Interest expense decreased $22,000, or 89.0%, to $3,000 for the three months ended June 30, 2001 from $25,000 for the corresponding period in 2000. The decrease resulted primarily from the payment of substantially all of the Company’s outstanding debt obligations.

Comparison of the Three Months Ended June 30, 2000 and 2001 (continued)

     Provision for Income Taxes. The Company’s effective income tax/(benefit) rates were 39.2% and 86.0% the three months ended June 30, 2001 and 2000, respectively. The effective tax rates reflect various non-deductible items, including goodwill recognized in connection with the acquisitions of Geotrac in July, 1998 and Colonial Claims in January, 1999. For additional information on the reconciliations of the Company’s effective income tax rate to the federal statutory income tax rate, see Note 10 — Income Taxes, in Notes to the Consolidated Financial Statements for the year-ended December 31, 2000, as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

Comparison of the Six Months Ended June 30, 2000 and 2001

     Outsourcing Services Revenues. Outsourcing services revenues increased $4.1 million, or 18.5%, to $26.1 million for the six months ended June 30, 2001 from $22.0 million for the corresponding period in 2000. The increase was primarily attributable to the impact of Tropical Storm Allison, which storm occurred during June, 2001. The increase in revenue related to processing for this storm was approximately $4.1 million, including an increase of $1.6 million in Affiliated Revenue, and an increase of $1.6 million in Unaffiliated Revenue. The Company’s Colonial Claims subsidiary had a like revenue increase of $439,000. Additionally, from the Company’s automobile line of business, revenue increased approximately $1.1 million for the six months ended June 30, 2001 as compared to the corresponding period in 2000 due principally to significant volume increases in new business for Non-standard Auto. The foregoing increases were partially offset by a decrease in Instant Auto revenue as this business is terminating and processing will cease accordingly, soon.

     Flood Zone Determination Services Revenues. Flood zone determination services revenues increased $1.7 million, or 20.2%, to $10.4 million for the six months ended June 30, 2001 from $8.6 million for the corresponding period in 2000. The increase was primarily attributable to an increase in the number of flood zone determinations processed by Geotrac during the first six months of 2001 as compared to the corresponding period in 2000. The increase in the number of flood zone determinations processed was primarily due to a decrease in mortgage interest rates and a corresponding increase in mortgage refinancings and loan originations which have historically driven the demand for flood zone determinations.

     Cost of Outsourcing Services. Cost of outsourcing services decreased $785,000, or 4.4%, to $17.0 million for the six months ended June 30, 2001 from $17.8 million for the corresponding period in 2000. As a percentage of outsourcing services revenues, cost of outsourcing services decreased to 65.0% for the six months ended June 30, 2001 from 80.5% for the corresponding period in 2000. The decrease in the dollar amount of cost of outsourcing services was primarily attributable to a decrease of $1.6 million in payroll costs due to two staff reductions completed in late 2000 and early in 2001 and a decrease of $700,000 in contract labor/consulting costs, coupled with a payroll expense reduction related to the Company’s information technology expenses. The IMSG, Inc. information technology staff was terminated and transferred to BIG effective June 1, 2001, as the Company is continuing to develop its’ long-term information technology strategy and needs. In addition, electronic equipment lease costs decreased $320,000 as a result of the expiration of certain equipment leases. These decreases were partially offset by increases in Colonial Claims costs of $430,000 related to claims adjuster expenses necessitated due to the aforementioned Tropical Storm Allison, which storm occurred in June 2001. Lastly, part of the offset to the decreased expenses from prior year relate to the cost of a new document imaging system and the opening of a new document output center in late 2000, with related new costs for equipment and services.

     Cost of Flood Zone Determination Services. Cost of flood zone determination services increased $700,000, or 18.1%, to $4.6 million for the six months ended June 30, 2001 from $3.9 million for the corresponding period in 2000. As a percentage of flood zone determination services revenues, cost of flood zone determination services decreased to 43.9% for the six months ended June 30, 2001 from 44.7% for the corresponding period in 2000. The increase in Cost of Flood Zone Determination Services was primarily attributable to corresponding increases in revenues related to Flood Zone Determinations, as noted in the aforementioned Flood Zone Determination Revenue note.

Comparison of the Six Months Ended June 30, 2000 and 2001 (continued)

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $28,000, or 0.5%, to $5.54 million for the six months ended June 30, 2001 from $5.52 million for the corresponding period in 2000. This change was relatively flat from the prior period and was primarily attributable to the continued assumption of certain administrative services that were previously provided to the Company by BIG under a management service agreement, partially offset by a decrease in payroll costs as a result of previously-noted staff reductions and the completion of certain severance payment obligations.

     Management Services from Parent. Management services from Parent decreased $291,000, or 29.7%, to $689,000 for the six months ended June 30, 2001 from $979,000 for the corresponding period in 2000. The decrease was primarily related to the assumption of certain administrative services, including human resources, which were previously provided to the Company by BIG under a management service agreement.

     Interest Expense. Interest expense decreased $37,000, or 87.6%, to $5,000 for the six months ended June 30, 2001 from $42,000 for the corresponding period in 2000. The decrease resulted primarily from the payment of substantially all of the Company’s outstanding debt obligations. The nominal amount booked for the period relates to expenses for capital leases for information technology equipment, which leases will expire during the Fourth Quarter of 2001.

     Provision for Income Taxes. The Company’s effective income tax/(benefit) rates were 40.3% and (115.8%) the six months ended June 30, 2001 and 2000, respectively. The effective tax rates reflect various non-deductible items, including goodwill recognized in connection with the acquisitions of Geotrac in July, 1998 and Colonial Claims in January, 1999. For additional information on the reconciliations of the Company’s effective income tax rate to the federal statutory income tax rate, see Note 10 — Income Taxes, in Notes to the Consolidated Financial Statements for the year-ended December 31, 2000, as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

Liquidity and Capital Resources

     During the year ended December 31, 2000, the Company’s principal sources of liquidity consisted of cash on-hand, cash flows from operations, and available borrowings under the Company’s revolving credit facility, which line of credit was terminated in December, 2000, as described below.

     In June, 1999, the Company entered into a revolving line of credit agreement (“LOC”) with a financial institution (the “Bank”) that provided for borrowings of up to two times the Company’s rolling four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”), but in no event more than $12.0 million. In December, 2000, the Company received notification from the Bank that it would no longer honor any requests by the Company for advances under the LOC due to the fact that the Bank believed the Company had experienced a material adverse change in its financial condition. Although the Company attempted to seek a replacement facility, it has since largely ceased its efforts to secure a new LOC.

     In conjunction with the Company’s acquisition of Geotrac, it entered into a Corporate Governance Agreement, dated July 31, 1998, with Geotrac and Daniel J. White (“Mr. White”), Geotrac’s president and then majority shareholder, setting forth certain terms and conditions pertaining to the operation of Geotrac. The Corporate Governance Agreement provides, among other things, that for so long as Mr. White owns stock in the Company or Geotrac, or has an option to purchase stock in Geotrac, certain actions by Geotrac will require the unanimous approval of the Geotrac Board of Directors, including any merger or consolidation, the payment of management or similar fees to the Company or its subsidiaries and affiliates, the sale or issuance of Geotrac stock, and the sale of Geotrac assets outside the ordinary course of business to anyone other than an affiliate of Geotrac. In addition, unanimous board approval under the Corporate Governance Agreement is required in order to make cash distributions to the Company, whether by dividend or otherwise. It should be noted that the Geotrac Board of Directors, at its' April 2, 2001 meeting, approved a declaration of dividend to IMSG, Inc. to be distributed quarterly beginning July 15, 2001 for the next 12 months, based upon Year 2000 earnings of Geotrac. In early August, Geotrac has authorized a dividend to be paid to IMSG, Inc. in the amount of $200,000, which will be paid during the Third Quarter, 2001. Therefore, pursuant to the Corporate Governance Agreement, Mr. White may impede the Company’s ability to access excess cash balances retained by its Geotrac subsidiary, even if all of the other directors of Geotrac were to approve the distribution thereof to the Company. Mr. White is presently a director and shareholder of the Company. To date, the Company has been able to access Geotrac’s excess cash when necessary, primarily through the prepayment of outstanding intercompany indebtedness. No assurances can be given, however, that the Company will be able to obtain available cash from Geotrac. If the Company is unable to do so, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

     On April 13, 2001, the Company entered into a Commitment Letter to advance service fee payments (the “Commitment Letter”) with BIG pursuant to which BIG has agreed to advance to the Company up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under the service agreements with such companies. Such advances are available to the Company beginning June 1, 2001 continuing through December 1, 2002 and shall be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter shall constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance. The Company presently has no intention to request any such advances from BIG at this time, but no assurances can be given that the Company will not be required to do so in the future.

     Additionally, on August 14, 2001, the Company, entered into a credit arrangement with BIG pursuant to which the Company established a $5.0 million secured line of credit in favor of BIG (the “Line of Credit”), which Line of Credit will expire no later than February 28, 2002. BIG, the Company's principal customer and shareholder, requested the Line of Credit to assist with certain short-term working capital needs. The Company believes that cash on-hand, cash flows from operations, and cash advances under the Commitment Letter are, and will continue to be, sufficient to support the Line of Credit and to satisfy the Company's currently anticipated working capital requirements until the Line of Credit expires. Given the significance of BIG as the principal customer of the Company, management of the Company, including the Audit Committee of the Board of Directors, determined that it was in the best interests of the Company and its shareholders to extend the Line of Credit. For additional information regarding the Line of Credit, see “Item 5. Other Information” below.

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

New Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company has not yet analyzed the effect of these new standards; accordingly, the Company is unable at present to state what effect the adoption of these standards will have on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) are not material.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company’s Common Stock pursuant and/or traceable to the registration statement for the Company’s February 1999 initial public offering (the “IPO”). The lawsuits were consolidated on December 1, 2000, and the consolidated action is proceeding under Case No. 8:00-CV-2013-T-26MAP. The plaintiffs’ Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendants the following parties: the Company; BIG; Venture Capital Corporation, a selling shareholder in the IPO; the five inside directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to: (i) the Company’s ability to integrate Geotrac’s flood zone determination business with the Company’s own flood zone determination business and with its insurance outsourcing services business; (ii) actual and anticipated synergies between the Company’s flood zone determination and outsourcing services business lines; and (iii) the Company’s use of the IPO proceeds. The complaint seeks unspecified damages, including interest, and equitable relief, including a rescission remedy. On July 11, 2001, U.S. District Judge Richard A. Lazzara denied all of the defendants’ motions to dismiss the Amended Complaint. The defendants’ answers to the Amended Complaint currently are due in mid-August 2001. Discovery likely will commence in the near future, and various pre-trial deadlines and a trial date will be set. Management of the Company believes the material allegations of the Amended Complaint are without merit and intends to vigorously defend the lawsuit. No assurances can be given, however, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Except as set forth in the preceding paragraph, there have been no material changes to the disclosure set forth under the caption “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Item 5. Other Information

     As previously reported, on April 13, 2001, the Company entered into a Letter Agreement (the “Letter Agreement”) with Bankers Insurance Group, Inc. (“BIG”) and Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and First Community Insurance Company (“FCIC”), all direct or indirect subsidiaries of BIG, pursuant to which the various contractual arrangements between the Company and such affiliated entities have been significantly altered.

     With respect to the Administrative Services Agreement, effective as of January 1, 1998, between the Company and BIG (the “Administration Agreement”), the Letter Agreement provides that the existing Administration Agreement was terminated effective as of April 1, 2001 and will be replaced with a new Corporate Services Agreement (the “Corporate Services Agreement”). Pursuant to the Corporate Services Agreement, BIG will provide the Company with various corporate marketing and corporate training services requested by the Company from time to time at fixed hourly rates ranging from $40.00 to $100.00 per hour, depending on the services being provided. The Letter Agreement further provides that the parties will negotiate in good faith to execute and deliver the Corporate Services Agreement incorporating those terms on or before June 1, 2001; provided, however, that in the event such agreement is not executed and delivered by that date, BIG will provide such services at the rates specified in the Letter Agreement. As of the date of this report, the parties have not executed the Corporate Services Agreement and, thus BIG continues to provide the aforementioned services at the rates specified in the Letter Agreement. The Company currently anticipates that the Corporate Services Agreement will be executed prior to the end of 2001, but no assurances can be given in this regard.

     The Letter Agreement also provides that the Technical Support Agreement dated April 1, 1999, between the Company and BIG (the “Old Support Agreement”), was terminated effective April 1, 2001 and will be replaced with a New Technical Support Services Agreement (the “New Support Agreement”). Pursuant to the New Support Agreement, BIG will provide the Company with certain technical support, computer programming and systems analysis services at specified rates (except for software development services, which shall be provided on a time and materials basis). The Letter Agreement further provides that the parties will negotiate in good faith to execute and deliver the New Support Agreement incorporating these terms on or before June 1, 2001; provided, however, that in the event such agreement is not executed and delivered by that date, BIG will provide such services at the rates specified in the Letter Agreement until the earlier of (a) the execution and delivery of the New Support Agreement, or (b) December 1, 2002. As of the date of this report the parties have not executed the New Support Agreement and, thus, BIG continues to provide the aforementioned services at the rates specified in the Letter Agreement. The Company currently anticipates that the New Support Agreement will be executed prior to the end of 2001, but no assurances can be given in this regard.

     Finally, with respect to the separate Service Agreements, effective as of January 1, 1998, and as amended, between the Company and each of BIC, BSIC and FCIC (each a “Service Agreement” and collectively the “Service Agreements”), the Letter Agreement amended each of the Service Agreements, effective June 1, 2001, to, among other things, extend the term of each Service Agreements to December 1, 2001, modify certain of the service fees payable thereunder, and eliminate data and technical support services from the administrative services to be provided thereunder. The Letter Agreement further provides that the parties will act in good faith to execute and deliver, on or before June 1, 2001, a more definitive amendment (each an “Amendment” and collectively the “Amendments”) to each of the Service Agreements incorporating the terms set forth in the Letter Agreement; provided, however, that in the event such Amendments to the Service Agreements have not been executed and delivered by that date, the amendments to the Service Agreements set forth in the Letter Agreement shall continue in effect. As of the date of this report, the parties have not executed the Amendments and, thus, the amendments to the Service Agreements set forth in the Letter Agreement are still controlling. The Company currently anticipates that the Amendments will be executed prior to the end of 2001 and may contain, among other things, additional service fee modifications, although no assurances can be given in either regard.

     As a result of the various changes in the contractual arrangements between the Company and BIG, BIC, BSIC and FCIC set forth in the Letter Agreement, and as contemplated therein, effective June 1, 2001, the Company terminated 68 employees, comprising substantially its entire Information Technology department. All of these employees were, in turn, hired by BIG. The Company estimates that such staff reductions will reduce the Company's payroll costs of $4.1 million (on an annualized basis). The Company is currently considering rehiring additional IT personnel, as it continues to reassess its information technology needs. Thus, no assurances can be given that such payroll cost reductions will continue to be realized in the future.

     On August 14, 2001, the Company entered into a Credit and Security Agreement with BIG (together with the related loan documentation, the “Credit Agreement”), pursuant to which the Company established a short-term, accrued line of credit in favor of BIG in the amount of up to $5.0 million (the “Line of Credit”). As of the date of this Report, the aggregate principal amount outstanding under the Line of Credit is $5.0 million. The principal purpose of the Line of Credit is to assist BIG, the Company’s principal customer and shareholder, with certain short-term working capital needs.

     Pursuant to the Credit Agreement, interest is payable monthly on amounts outstanding under the Line of Credit at an annual rate equal to the Prime Rate (as defined in the Credit Agreement”), plus 1.5%. The Credit Agreement further provides that the Line of Credit will expire on February 28, 2002, unless repaid in full prior to such time or otherwise terminated pursuant to the terms of the Credit Agreement.

     The Line of Credit is secured by (i) a first lien security interest in all accounts and contract rights of Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), with insurance agents (including but not limited to general agents with respect to the sale of federal flood insurance) (collectively, the “Flood Book”), and (ii) an option (the “Option”) to purchase from BIG the outstanding capital stock, consisting of 10,898 shares (the “Option Shares”) of common stock, $318 par value per share, of First Community Insurance Company, a New York insurance company licensed in all fifty states (“FCIC”). BUI currently is a Florida general insurance agent for FCIC and BIC, a Florida insurance company licensed in approximately 30 states and a wholly-owned subsidiary of BIG. As of the date of this Report, management of the Company believes the fair market value of the Flood Book well exceeds the aggregate principal amount of the Line of Credit.

     With respect to the Option, the aggregate exercise price for the Option Shares is $108,980, or $10.00 per Option Share. The Option Shares are subject to certain outstanding liens relating to certain indebtedness of BIG having an aggregate outstanding balance, as of August 14, 2001, totaling approximately $11.8 million. The Option will become exercisable only at such time as (i) there shall be a default in the payment of any amounts due under the Credit Agreement for more than ten days after the data when they shall become due or (ii) there shall be any other default under the Credit Agreement if, after notice thereof, such default has not been cured within thirty days of such notice. In addition, any acquisition of the Option Shares by the Company pursuant to the Option would require the prior approval of the New York Department of Insurance. In the event the Option were to be exercised, no assurances can be given that such approval could be obtained.

     The foregoing description of the Line of Credit is qualified in its entirety by reference to the Credit and Security Agreement, Master Promissory Note, Collateral Assignment of Flood Book and Stock Option Agreement filed as Exhibits 10.1 through 10.4 to this Report.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

10.1	Credit and Security Agreement, dated August 14, 2001, between Insurance Management Solutions Group, Inc. and Bankers Insurance Group, Inc.

10.2	Master Promissory Note, dated August 14, 2001, by Bankers Insurance Group, Inc.

10.3	Collateral Assignment of Flood Book, dated August 14, 2001, by Bankers Underwriters, Inc.

10.4	Stock Option Agreement, dated August 14, 2001, between Bankers Insurance Group, Inc. and Insurance Management Solutions Group, Inc.

     b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (Registrant)

Date:	August 20, 2001	By:	–s– DAVID M. HOWARD

David M. Howard President and Chief Executive Officer (Principal Executive Officer)

		By:	–s–ANTHONY R. MARANDO

Anthony R. Marando

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Credit and Security Agreement, dated August 14, 2001, between Insurance Management Solutions Group, Inc. and Bankers Insurance Group, Inc.

10.2	Master Promissory Note, dated August 14, 2001, by Bankers Insurance Group, Inc.

10.3	Collateral Assignment of Flood Book, dated August 14, 2001, by Bankers Underwriters, Inc.

10.4	Stock Option Agreement, dated August 14, 2001, between Bankers Insurance Group, Inc. and Insurance Management Solutions Group, Inc.