Form 10-Q
period 2001-09-30
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2001-11-14
CIK 1063167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

Class: Common Stock, $.01 par value                Outstanding at September 30, 2001: 12,800,261

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

Form 10-Q Quarterly Report

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the ability of the Company to meet anticipated working capital and capital expenditure requirements; (ii) the ability of the Company to consummate the pending sale of its Geotrac of America, Inc. subsidiary; (iii) the Company’s financing plans; (iv) trends affecting the Company’s financial condition or results of operations; (v) the Company’s growth and operating strategies; (vi) the financial condition of the Company’s clients; (vii) the ability of the Company to control costs; (viii) the declaration and payment of dividends; (ix) the impact of general economic conditions and interest rate fluctuations on the demand for the Company’s services, including flood zone determination services; (x) the outcome of certain litigation and administrative proceedings involving the Company’s principal customer; (xi) changes in existing service agreements and arrangements; (xii) the ability to obtain new customers and retain existing customers; (xiii) the ability to obtain third-party information technology outsourcing services on a timely basis and at reasonable costs; and (xiv) the ability to achieve expected expense reductions as a result of management initiatives. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Item 2 of this Report and the risks discussed under the caption “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities Exchange Commission on April 17, 2001. Prospective investors should also consult the risks described from time to time in the Company’s Reports on Form 10-Q, 8-K and 10-K and Annual Reports to Shareholders.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2000	2001

		(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$5,192,161	$8,419,601

Accounts receivable, net	3,789,288	4,082,479

Due from affiliates	2,615,699	9,907,036

Prepaid expenses and other assets	1,573,037	1,301,796

Total current assets	$13,170,185	$23,710,912

PROPERTY AND EQUIPMENT, net	9,116,552	10,373,045

OTHER ASSETS

Goodwill, net	15,352,001	14,672,754

Customer contracts, net	916,667	766,667

Deferred tax assets	682,081	629,617

Capitalized software costs, net	1,044,846	700,715

Other	483,216	129,448

Total assets	$40,765,548	$50,983,158

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Current portion of long-term debt	$219,857	$79,562

Accounts payable, trade	2,370,825	1,864,617

Due to affiliates	—	306,602

Employee related accrued expenses	1,693,823	2,374,307

Other accrued expenses	2,008,201	3,125,520

Income taxes payable	557,676	3,518,852

Total current liabilities	$6,850,382	$11,269,460

LONG-TERM DEBT, LESS CURRENT PORTION	—	161,584

DEFERRED REVENUE	802,578	883,541

SHAREHOLDERS’ EQUITY

Preferred Stock, $.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—

Common Stock, $.01 par value; 100,000,000 shares authorized, 12,800,261 shares issued and outstanding at December 31, 2000 and September 30, 2001, respectively	128,002	128,002

Additional paid-in capital	27,545,901	27,680,901

Retained earnings	5,438,685	10,859,670

Total shareholders’ equity	$33,112,588	$38,668,573

Total liabilities and shareholders’ equity	$40,765,548	$50,983,158

     The accompanying notes are an integral part of these consolidated statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

	(unaudited)		(unaudited)
REVENUES

Outsourcing services — affiliated	$9,677,754	$9,154,505	$28,659,004	$30,332,599

Outsourcing services	1,744,877	10,385,473	4,809,871	15,322,563

Flood zone determination services	4,471,168	4,927,464	12,635,221	14,754,430

Flood zone determination services — affiliated	276,545	339,659	749,184	892,806

Total revenues	$16,170,344	$24,807,101	$46,853,280	$61,302,398

EXPENSES

Cost of outsourcing services	9,072,449	14,304,945	26,826,525	31,273,839

Cost of flood zone determination services	1,992,061	2,606,756	5,852,919	7,167,451

Selling, general and administrative	3,916,174	3,265,005	9,431,440	8,808,175

Management services from Parent	515,870	498,989	1,494,918	1,187,506

Depreciation and amortization	1,297,120	1,302,114	4,049,729	4,026,733

Total expenses	$16,793,674	$21,977,809	$47,655,531	$52,463,704

OPERATING INCOME/(LOSS)	($623,330)	$2,829,292	($802,251)	$8,838,694

OTHER INCOME/(EXPENSE):

Interest income	71,091	130,458	201,247	250,492

Interest expense	(10,421)	(8,353)	(52,831)	(13,599)

Other	—	(23,001)	—	(54,388)

Total other income/(expense)	$60,670	$99,104	$148,416	$182,505

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(562,660)	2,928,396	(653,835)	9,021,299

PROVISION/(BENEFIT) FOR INCOME TAXES	(6,117)	1,147,414	99,483	3,600,214

NET INCOME/(LOSS)	($556,543)	$1,780,982	($753,318)	$5,420,985

NET INCOME/(LOSS) PER COMMON SHARE	($.04)	$.14	($.06)	$.42

Weighted average common shares outstanding	12,800,261	12,800,261	12,791,835	12,800,261

The accompanying notes are an integral part of these consolidated statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total

Balance at January 1, 2000	$126,787	$26,810,282	$5,948,051	$32,885,120

Issuance of Common Stock as partial consideration for the acquisition of Colonial Claims	1,215	298,785	—	300,000

Initial public offering of Common Stock, net of offering costs	—	338,200	—	338,200

Issuance of stock options to non-employees	—	98,634	—	98,634

Net income/(loss)	—	—	(509,366)	(509,366)

Balance at December 31, 2000	$128,002	$27,545,901	$5,438,685	$33,112,588
Compensation expenses related to stock Options issued to non-employees (unaudited)	—	135,000	—	135,000

Net income/(loss) (unaudited)	—	—	5,420,985	5,420,985

Balance at September 30, 2001 (unaudited)	$128,002	$27,680,901	$10,859,670	$38,668,573

     The accompanying notes are an integral part of this consolidated statement.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2000	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)	($753,318)	$5,420,985

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Depreciation and amortization	4,049,729	4,026,733

Loss on disposal of property and equipment	177,546	393,494

Non-employee stock options	135,000	135,000

Non-cash compensation expense related to phantom stock plan	338,200	—

Deferred income taxes, net	376,386	52,464

Changes in assets and liabilities:

Accounts receivable	518,096	(293,191)

Income taxes recoverable	(314,006)	—

Prepaid expenses and other current assets	104,425	148,386

Other assets	(478,992)	(44,736)

Accounts payable, trade	896,425	(506,208)

Employee related accrued expenses	225,376	680,484

Other accrued expenses	738,525	1,117,319

Income taxes payable	(413,241)	2,961,176

Deferred revenue	(185,207)	80,963

Net cash provided by operating activities	$5,414,944	$14,172,869

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(4,081,015)	(4,451,577)

Issuance of note receivable	(500,000)	(5,049,452)

Collection of note receivable	—	469,594

Net cash used in investing activities	($4,581,015)	($9,031,435)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under line of credit	—	—

Repayment of debt	(392,374)	21,289

Net advances to/from affiliates	63,050	(1,935,283)

Net cash provided by/(used in) financing activities	($329,324)	($1,913,994)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	504,605	3,227,440

CASH AND CASH EQUIVALENTS, beginning of period	4,702,861	5,192,161

CASH AND CASH EQUIVALENTS, end of period	$5,207,466	$8,419,601

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:

Cash paid for interest	$50,557	$13,599

Cash paid for income taxes	$450,345	$586,574

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Insurance Management Solutions Group, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 17, 2001. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that should be expected for a full fiscal year.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share, which represents both basic and diluted earnings per share (“EPS”), is computed by dividing net income/(loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Numerator:

Net income/(loss)	($556,543)	$1,780,982	($753,318)	$5,420,985

Denominator:

Weighted average number of Common Shares used in basic EPS	12,800,261	12,800,261	12,791,835	12,800,261

Diluted stock options	—	—	—	—

Weighted average number of Common Shares and diluted potential Common Shares used in diluted EPS	12,800,261	12,800,261	12,791,835	12,800,261

For the nine months ended September 30, 2000 and 2001, options to purchase 703,000 and 548,500 shares, respectively, of Common Stock were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Stock, and therefore, the effect would be antidilutive.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2. RESTRICTED NET ASSETS AND RETAINED EARNINGS

In conjunction with the Company’s acquisition of Geotrac, Inc., it entered into a Corporate Governance Agreement, dated July 31, 1998, with Geotrac of America, Inc. (“Geotrac”) and Daniel J. White (“Mr. White”), Geotrac’s president and majority shareholder of Geotrac, Inc. prior to the acquisition, setting forth certain terms and conditions pertaining to the operation of Geotrac. This agreement contains, among other things, a provision that restricts the Company’s ability to make distributions or transfer funds from Geotrac by means of intercompany loans, advances or dividends without the unanimous approval of Geotrac’s Board of Directors. Mr. White is presently a director of Geotrac. Therefore, pursuant to the Corporate Governance Agreement, Mr. White may impede the Company’s ability to access excess cash balances retained by its Geotrac subsidiary, even if all of the other directors of Geotrac were to approve the distribution thereof to the Company. To date, the Company has been able to access Geotrac’s excess cash when necessary, primarily through the prepayment of outstanding intercompany indebtedness. No assurances can be given, however, that the Company will be able to obtain available cash from Geotrac. If the Company is unable to do so, it ultimately could have a material adverse effect on the Company’s business, financial condition and results of operations.

On April 2, 2001, the Geotrac Board of Directors authorized the payment of dividends to the Company, to be distributed quarterly beginning July 15, 2001 for the next 12 months, based upon Year 2000 earnings of Geotrac. In early August 2001, Geotrac authorized the payment of an additional dividend to the Company in the amount of $200,000. This dividend was paid on August 22, 2001.

As of September 30, 2001, the Company had total consolidated net assets of approximately $38.7 million, of which approximately $22.1 million represented the net assets of Geotrac. As of such date, the tangible net assets of Geotrac consisted primarily of cash of $3.6 million, other current assets of $4.4 million (including $1.7 million due from affiliates) and current liabilities of $4.5 million (including $1.1 million due to affiliates). As a result of the restrictions described in the first paragraph of this note, the Company’s consolidated retained earnings, which totaled $10.9 million as of September 30, 2001, are not completely available for dividend distribution.

With regard to the proposed sale of Geotrac, Inc., see Note 6. “Proposed Sale of Geotrac of America, Inc.” following.

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

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The defendants’ answers to the Amended Complaint currently were filed in late August 2001. Written discovery has commenced and, later this year, various pre-trial deadlines and a trial date likely will be set. Management of the Company believes the material allegations of the Amended Complaint are without merit and intends to vigorously defend the lawsuit. No assurances can be given, however, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 4. SEGMENT INFORMATION

The following table presents summarized financial information for the Company’s reportable segments:

			Intercompany
	Outsourcing	Flood Zone	Eliminations	Consolidated
	Services	Determinations	and Other	Totals

Three months ended September 30, 2000 - (unaudited)

Operating revenues — affiliated	$9,959,049	$276,545	($281,295)	$9,954,299

Operating revenues — unaffiliated	$1,744,877	$4,471,168	—	$6,216,045

Operating income/(loss)	($1,791,038)	$1,167,708	—	($623,330)

Identifiable assets	$29,606,136	$26,926,790	($16,427,631)	$40,105,295

Three months ended September 30, 2001 - (unaudited)

Operating revenues — affiliated	$9,491,564	$339,659	($337,059)	$9,494,164

Operating revenues — unaffiliated	$10,385,473	$4,927,464	—	$15,312,937

Operating income/(loss)	$2,020,067	$809,225	—	$2,829,292

Identifiable assets	$39,147,649	$27,437,480	($15,601,971)	$50,983,158

Nine months ended September 30, 2000 - (unaudited)

Operating revenues — affiliated	$29,437,938	$749,184	($778,934)	$29,408,188

Operating revenues — unaffiliated	$4,809,871	$12,635,221	—	$17,445,092

Operating income/(loss)	($3,548,462)	$2,746,211	—	($802,251)

Identifiable assets	$29,606,136	$26,926,790	($16,427,631)	$40,105,295

Nine months ended September 30, 2001 - (unaudited)

Operating revenues — affiliated	$31,225,405	$892,806	($892,806)	$31,225,405

Operating revenues — unaffiliated	$15,322,563	$14,754,430	—	$30,076,993

Operating income/(loss)	$5,682,391	$3,156,303	—	$8,838,694

Identifiable assets	$39,147,649	$27,437,480	($15,601,971)	$50,983,158

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Line of Credit is secured by (i) a first lien security interest in all accounts and contract rights of Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), with insurance agents (including but not limited to general agents with respect to the sale of federal flood insurance) (collectively, the “Flood Book”), and (ii) an option (the “Option”) to purchase from BIG the outstanding capital stock, consisting of 10,898 shares (the “Option Shares”) of common stock, $318 par value per share, of First Community Insurance Company, a New York insurance company licensed in all fifty states (“FCIC”). BUI currently is a Florida general insurance agent for FCIC and BIC, a Florida insurance company licensed in approximately 30 states and a wholly-owned subsidiary of BIG. As of the date of this Report, management of the Company believes the fair market value of the Flood Book exceeds the aggregate principal amount of the Line of Credit.

With respect to the Option, the aggregate exercise price for the Option Shares is $108,980, or $10.00 per Option Share. The Option Shares are subject to certain outstanding liens relating to certain indebtedness of BIG having an aggregate outstanding balance, as of September 30, 2001, totaling approximately $11.5 million. The Option will become exercisable only at such time as (i) there shall be a default in the payment of any amounts due under the Credit Agreement for more than ten days after the date when they shall become due or (ii) there shall be any other default under the Credit Agreement if, after notice thereof, such default has not been cured within thirty days of such notice. In addition, any acquisition of the Option Shares by the Company pursuant to the Option would require the prior approval of the New York Department of Insurance. In the event the Option were to be exercised, no assurances can be given that such approval could be obtained.

The foregoing description of the Line of Credit is qualified in its entirety by reference to the Credit and Security Agreement, dated August 14, 2001, including the related Master Promissory Note, Collateral Assignment of Flood Book and Stock Option Agreement, filed as Exhibits 10.1–10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

NOTE 6. PROPOSED SALE OF GEOTRAC OF AMERICA, INC.

On September 20, 2001 the Company entered into an agreement (the “Stock Purchase Agreement”) with certain other parties to dispose of the stock of the Company’s wholly-owned subsidiary, Geotrac of America, Inc. (“Geotrac”). The parties to the Stock Purchase Agreement are the Company, Geotrac, Geotrac Holdings, Inc. (“Geotrac”), Daniel J. White, the Daniel J. White Trust, the Sandra A. White Trust, and, solely for purposes of a non-competition covenant, Bankers Insurance Group, Inc. (“BIG”). Mr. White is currently a director of the Company and the President, Chief Executive Officer and a director of Geotrac. BIG is the Company’s majority shareholder and principal customer.

The Stock Purchase Agreement contemplates that all issued and outstanding capital stock of Geotrac (the “Shares”) will be purchased by Geotrac Holdings, Inc., a Delaware corporation formed by Daniel J. White, for purposes of the acquisition of such stock. The purchase price payable for the Shares is to be $19,000,000 in cash plus 524,198 shares of the outstanding Common Stock, $.01 par value, of the Company (“Company Common Stock”). The Stock Purchase Agreement also contemplates that certain of the parties will enter into additional agreements as of the closing of the transactions contemplated by the Stock Purchase Agreement, including a ten-year agreement for the provision of certain ongoing flood zone determination services at favorable pricing. The favorable long-term Flood Zone Determination Service Agreement with Geotrac was valued at approximately $2,189,000 by management of the Company and supported by an independent third-party investment banking firm’s valuation.

The transactions contemplated by the Stock Purchase Agreement are anticipated to close not later than January 31, 2002. However, the transactions contemplated by the Stock Purchase Agreement will not be consummated unless certain conditions are either satisfied or waived prior to closing. These conditions include, among other things, that the shareholders of the Company approve the Stock Purchase Agreement and the transactions contemplated thereby in accordance with Florida law. Although BIG (including its wholly-owned subsidiaries) owns sufficient shares of the outstanding Company Common Stock to approve or disapprove the Stock Purchase Agreement, BIG has informed the Company that it intends to vote its shares with respect to the transaction in the same manner as the holders of a majority of the outstanding shares of Company Common Stock held by persons other than BIG and its affiliates.

In addition, in order to consummate the transactions contemplated by the Stock Purchase Agreement, Geotrac Holdings will need to obtain substantial financing from third-party sources. As of the date hereof, Geotrac Holdings has received non-binding financing commitments totaling $17,000,000; however, no assurances can be given that such financing will ultimately be obtained. If for any reason Geotrac Holdings cannot finally obtain such financing, it may be unable to consummate the transactions contemplated by the Stock Purchase Agreement. In such event, the Company may have no or only limited remedies available to it under the Stock Purchase Agreement.

Because of the uncertainties surrounding the conditions of the Stock Purchase Agreement, such as obtaining the requisite shareholder approval, and due to the lack of a formal plan of disposition of Geotrac, if the sale is not consummated, Geotrac’s operations have not been presented herein as discontinued. Note 4 to the interim financial statements does however provide the reader separate segment data pertaining to Geotrac.

At present, the Company expects that Geotrac’s operations will continue to be profitable through the date of closing. While subject to what the fair market value of the Company’s Common Stock will be at date of closing, the Company does not currently expect to realize a substantial pre-tax gain or loss on the transaction. Currently, the Company expects the transaction costs (e.g. legal, financial advisory fees) to be approximately $700,000. Through September 30, 2001, approximately $450,000 of this amount has been expensed as indicated in the attached financial statements. It should be noted that no assurances can be given about Geotrac’s ability to continue to generate profits until closing nor the magnitude of the gain or loss to be realized from the transaction itself when it is completed.

Because of the existence of unamortized non-deductible goodwill (for income tax purposes) which was created when Geotrac was acquired by the Company, the current tax liability and income tax expense for financial statement purposes associated with the Geotrac sale will be greater by the tax effect of the remaining balance of non-deductible goodwill or approximately $2,200,000 based upon an effective income tax rate of 40% and a goodwill balance of $5,400,000 at September 30, 2001.

On a pro forma basis, as if the sale of Geotrac was completed on September 30, 2001 when the fair market value of the Company’s Common Stock was $2.37 a share or $1,242,349 in total, the Company would have realized a pre-tax gain of $290,500, before the recognition of an income tax expense of approximately $2,200,000.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth for the periods indicated certain selected historical operating results of the Company as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Revenues

Outsourcing services	70.6%	78.8%	71.4%	74.5%

Flood zone determination services	29.4	21.2	28.6	25.5

Total revenues	100.0	100.0	100.0	100.0

Expenses

Cost of outsourcing services	56.1	57.7	57.3	51.0

Cost of flood zone determination services	12.3	10.5	12.5	11.7

Selling, general and administrative	24.2	13.2	20.1	14.4

Management services from Parent	3.2	2.0	3.2	1.9

Depreciation and amortization	8.0	5.2	8.6	6.6

Total expenses	103.8	88.6	101.7	85.6

Operating income/(loss)	(3.8)	11.4	(1.7)	14.4

Interest income	0.4	0.5	0.4	0.4

Interest expense	(0.1)	—	(0.1)	—

Other	—	(0.1)	—	(0.1)

Income/(loss) before provision for income taxes	(3.5)	11.8	(1.4)	14.7

Provision for income taxes	0.0	4.6	0.2	5.9

Net income/(loss)	(3.5)%	7.2%	(1.6)%	8.8%

Comparison of the Three Months Ended September 30, 2000 and 2001

Overview. On April 13, 2001 the Company entered into a Letter Agreement with BIG (including BIC, BSIC and FCIC, direct or indirect subsidiaries of BIG) (the “Letter Agreement”). Pursuant to the Letter Agreement, the parties agreed, among other things, to extend the term of each of the service agreements between the Company and BIG until December 1, 2002. To obtain BIG’s agreement to such extension, the Company, in turn, agreed to certain service fee modifications. Under the service agreements, as amended, BIG pays the Company (1) a monthly fee based upon direct written premiums for policy administration services relating to its flood, homeowners and commercial lines of business and (2) a monthly fee based upon net claims (after deductibles) for claims administration services relating to its flood line of business. The service fees payable under the service agreements with respect to (a) policy administration services relating to the automobile line of business and (b) claim administration services relating to all lines of business other than flood, remain unchanged. If such amendments to the service agreements had been in effect for the fiscal year ended December 31, 2000, the Company’s affiliated outsourcing revenues, which totaled approximately $38.0 million on an actual basis, would have been approximately $30.0 million on a pro forma basis. As of September 30, 2001, any anticipated reduction in affiliated outsourcing revenues resulting from the implementation of such service fee changes was largely offset by a corresponding reduction in operating costs as a result of, among other things, the elimination of data and technical support services from the administration services to be provided by the Company to BIG under the service agreements. The Company believes that any future anticipated reduction in affiliated outsourcing revenues resulting from the implementation of such service fee changes should continue to be offset by a corresponding reduction in operating costs, although no assurances can be given in this regard.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outsourcing Services Revenues. Outsourcing services revenues increased $8.1 million, or 71.1%, to $19.5 million for the three months ended September 30, 2001 from $11.4 million for the corresponding period in 2000. The increase was primarily attributable to the impact of Tropical Storm Allison, which storm occurred in June, 2001. Although this was a June storm, it impacted July results as well. The increase in year-to-year third quarter revenue related to processing for this storm was approximately $7.7 million, consisting primarily of Unaffiliated Revenue service fees.

Flood Zone Determination Services Revenues. Flood zone determination services revenues increased $519,000, or 10.9%, to $5.3 million for the three months ended September 30, 2001 from $4.7 million for the corresponding period in 2000. This increase was primarily attributable to an increase in the number of flood zone determinations processed by the Company during the third quarter of 2001 as compared to the corresponding period in 2000. The increase in the number of flood zone determinations processed was primarily due to a decrease in mortgage interest rates and corresponding increase in mortgage refinancings and loan originations, which have historically driven the demand for flood zone determinations.

Cost of Outsourcing Services. Cost of outsourcing services increased $5.2 million, or 57.7%, to $14.3 million for the three months ended September 30, 2001 from $9.1 million for the corresponding period in 2000. As a percentage of outsourcing services revenues, cost of outsourcing services decreased to 73.2% for the three months ended September 30, 2001 from 79.4% for the corresponding period in 2000. The decrease in cost of outsourcing services as a percentage of outsourcing services was primarily attributable to a decrease in payroll costs due to two staffing reductions completed in late 2000 and early 2001 and a decrease in contract labor/consulting costs due to the reduction in staffing needs and related support. In addition, as part of the revision of the Company’s contractual arrangements with BIG, the Company’s Information Technology staff was terminated and transferred to BIG effective June 1, 2001. These decreases were more than offset, in dollar terms, by a combination of several factors. First, the Company experienced an increase in revenue from the corresponding period of the prior year, as a result of Tropical Storm Allison, from Colonial Claims Corporation (“Colonial Claims”), the Company’s claims catastrophe subsidiary. Approximately 70% of each dollar of revenue generated by Colonial Claims is paid to its independent adjusters who adjust claims on the company’s behalf. Second, there was an increase from the corresponding period of the prior year for costs related to the conversion to a new document imaging system and the opening of a new document output center in late 2000.

Cost of Flood Zone Determination Services. Cost of flood zone determination services increased $615,000, or 30.9%, to $2.6 million for the three months ended September 30, 2001 from $2.0 million for the corresponding period in 2000. The increase in Cost of Flood Zone Determination Services was primarily attributable to an increase in revenues related to flood zone determination services, as described in the preceding paragraph. As a percentage of flood zone determination services revenues, cost of flood zone determination services increased to 49.5% for the three months ended September 30, 2001 from 42.0% for the corresponding period in 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $651,000, or 16.6%, to $3.3 million for the three months ended September 30, 2001 from $3.9 million for the corresponding period in 2000. This decrease was due primarily to the one-time recognition of $848,000 in bad debt expense in the third quarter of 2000 related to the write-off of non-collectible unaffiliated revenue, offset slightly by increased administrative salary expense related to increased sales volumes. In addition, selling, general, and administrative expenses for the quarter ended September 30, 2000 included certain severance payments made to former officers of the Company, and no such payments were made during the quarter ended September 30, 2001.

Management Services from Parent. Management services from Parent decreased $17,000, or 3.3%, to $499,000 for the three months ended September 30, 2001 from $516,000 for the corresponding period in 2000. The decrease was primarily related to the assumption of certain administrative services, including human resources, agency accounting, cash management and legal services, that were previously provided to the Company by BIG under a management service agreement.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense. Interest expense decreased $2,000, or 19.8%, to $8,000 for the three months ended September 30, 2001 from $10,000 for the corresponding period in 2000. The decrease resulted primarily from the payment of substantially all of the Company’s outstanding debt obligations.

Provision for Income Taxes. The Company’s effective income tax rates were 39.2% and 1.1% the three months ended September 30, 2001 and 2000, respectively. The effective tax rates reflect various non-deductible items, including goodwill recognized in connection with the acquisitions of Geotrac in July, 1998 and Colonial Claims in January, 1999. For additional information on the reconciliation of the Company’s effective income tax rate to the federal statutory income tax rate, see “Note 10, Income Taxes”, in “Notes to the Consolidated Financial Statements for the year-ended December 31, 2000”, as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

Comparison of the Nine Months Ended September 30, 2000 and 2001

Outsourcing Services Revenues. Outsourcing services revenues increased $12.2 million, or 36.4%, to $45.7 million, for the nine months ended September 30, 2001 from $33.5 million for the corresponding period in 2000. The increase was primarily attributable to the impact of Tropical Storm Allison, which storm occurred during June, 2001. The increase in revenue related to processing for this storm was approximately $4.2 million, including an increase of $2.2 million in Affiliated Revenue, and an increase of $2.0 million in Unaffiliated Revenue. The Company’s Colonial Claims subsidiary also experienced an increase in revenue of $8.1 million, from the corresponding period of the prior year, due primarily to an increase in claims business as a result of Tropical Storm Allison. Additionally, revenue generated by the Company's automobile line of business increased approximately $1.3 million for the nine months ended September 30, 2001 as compared to the corresponding period in 2000 due principally to significant volume increases in new business for Non-standard Auto. The foregoing increases were partially offset by a decrease in revenue from a third-party outsourcing customer, as the contract with this customer has been terminated and, accordingly, processing on behalf of each customer is winding down and will cease no later than December, 2002.

Flood Zone Determination Services Revenues. Flood zone determination services revenues increased $2.3 million, or 16.9%, to $15.6 million for the nine months ended September 30, 2001 from $13.4 million for the corresponding period in 2000. The increase was primarily attributable to an increase in the number of flood zone determinations processed by Geotrac during the first nine months of 2001 as compared to the corresponding period in 2000. The increase in the number of flood zone determinations processed was primarily due to the existence of continued historically low mortgage interest rates. These continued low interest rates resulted, in turn, in a corresponding increase in mortgage refinancing activity and loan originations, which historically drive the demand for flood zone determinations.

Cost of Outsourcing Services. Cost of outsourcing services increased $4.4 million, or 16.6%, to $31.3 million for the nine months ended September 30, 2001 from $26.8 million for the corresponding period in 2000. As a percentage of outsourcing services revenues, cost of outsourcing services decreased to 68.5% for the nine months ended September 30, 2001 from 80.2% for the corresponding period in 2000. The increase in the dollar amount of cost of outsourcing services was primarily attributable to the increase in Colonial Claims costs of $6.0 million related to claims adjuster expenses necessitated due to the aforementioned Tropical Storm Allison, which storm occurred in June, 2001. This increase was partially offset by (i) a decrease of $3.1 million in payroll costs due to two staffing reductions completed in late 2000 and early in 2001, (ii) the termination and transfer of the Company's information technology staff to BIG effective June 1, 2001 (iii) a decrease of $869,000 in third-party contract labor/consulting costs, and (iv) an increase in costs due to the conversion to a new document imaging system and the opening of a new document output center in late 2000.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cost of Flood Zone Determination Services. Cost of flood zone determination services increased $1.3 million, or 22.5%, to $7.2 million for the nine months ended September 30, 2001 from $5.9 million for the corresponding period in 2000. As a percentage of flood zone determination services revenues, cost of flood zone determination services increased to 45.8% for the nine months ended September 30, 2001 from 43.7% for the corresponding period in 2000. The increase in Cost of Flood Zone Determination Services was primarily attributable to corresponding increases in revenues related to flood zone determinations, as described in the preceding paragraph.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $623,000, or 6.6%, to $8.8 million for the nine months ended September 30, 2001 from $9.4 million for the corresponding period in 2000. This decrease was primarily attributable to the continued assumption of certain administrative services that were previously provided to the Company by BIG under a management service agreement, partially offset by a decrease in payroll costs as a result of the staffing reductions described above and the completion of certain severance payment obligations.

Management Services from Parent. Management services from Parent decreased $307,000, or 20.6%, to $1.2 million for the nine months ended September 30, 2001 from $1.5 million for the corresponding period in 2000. The decrease was primarily related to the assumption of certain administrative services, including human resources, agency accounting, cash management and legal services, that were previously provided to the Company by BIG under a management service agreement.

Interest Expense. Interest expense decreased $39,000, or 74.3%, to $14,000 for the nine months ended September 30, 2001 from $53,000 for the corresponding period in 2000. The decrease resulted primarily from the payment of substantially all of the Company’s outstanding debt obligations. Interest expense for the period ended September 30, 2001 relates to expenses for capital leases for information technology equipment. These leases will expire during the fourth quarter of 2001.

Provision for Income Taxes. The Company’s effective income tax rates were 39.9% and 15.2% for the nine months ended September 30, 2001 and 2000, respectively. The effective tax rates reflect various non-deductible items, including goodwill recognized in connection with the acquisitions of Geotrac in July, 1998 and Colonial Claims in January, 1999. For additional information on the reconciliation of the Company’s effective income tax rate to the federal statutory income tax rate, see “Note 10 — Income Taxes”, in “Notes to the Consolidated Financial Statements” for the year-ended December 31, 2000, as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

Liquidity and Capital Resources

During the year ended December 31, 2000, the Company’s principal sources of liquidity consisted of cash on-hand and cash flows from operations.

In conjunction with the Company’s acquisition of Geotrac, Inc., it entered into a Corporate Governance Agreement, dated July 31, 1998, with Geotrac of America, Inc. (“Geotrac”) and Daniel J. White (“Mr. White”), Geotrac’s president and the majority shareholder of Geotrac, Inc. prior to the acquisition, setting forth certain terms and conditions pertaining to the operation of Geotrac. The Corporate Governance Agreement provides, among other things, that for so long as Mr. White owns stock in the Company or Geotrac, or has an option to purchase stock in Geotrac, certain actions by Geotrac will require the unanimous approval of Geotrac’s Board of Directors, including any merger or consolidation, the payment of management or similar fees to the Company or its subsidiaries and affiliates, the sale or issuance of Geotrac stock, and the sale of Geotrac assets outside the ordinary course of business to anyone other than an affiliate of Geotrac. In addition, under the terms of the Corporate Governance Agreement, unanimous board approval is required in order to make cash distributions to the Company, whether by dividend or otherwise.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consequently, pursuant to the Corporate Governance Agreement, Mr. White may impede the Company’s ability to access excess cash balances retained by its Geotrac subsidiary, even if all of the other directors of Geotrac were to approve such a distribution. Mr. White is presently a director and shareholder of the Company. To date, the Company has been able to access Geotrac’s excess cash when necessary, primarily through the prepayment of outstanding intercompany indebtedness. No assurances can be given, however, that the Company will be able to obtain available cash from Geotrac. If the Company is unable to do so, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

On April 2, 2001, the Geotrac Board of Directors authorized the payment of dividends to the Company, to be distributed quarterly beginning July 15, 2001 for the next 12 months based upon Year 2000 earnings of Geotrac. In early August, 2001, Geotrac authorized the payment of an additional dividend to the Company in the amount of $200,000.

In addition to the foregoing, the Company, on September 20, 2001, entered into an agreement with certain other parties to dispose of the stock of Geotrac of America, Inc. See Note 6. to the Consolidated Financial Statements and also Item 5. Other Information, following.

On April 13, 2001, the Company entered into a Commitment Letter to advance service fee payments (the “Commitment Letter”) with BIG, pursuant to which BIG has agreed to advance to the Company up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under the service agreements with such companies. Such advances are available to the Company beginning June 1, 2001 and continuing through December 1, 2002 and shall be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter shall constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance. The Company presently has no intention of requesting any such advances from BIG, but no assurances can be given that the Company will not be required to do so in the future.

On August 14, 2001, the Company entered into a credit arrangement with BIG pursuant to which the Company established a $5.0 million secured line of credit in favor of BIG (the “Line of Credit”), which Line of Credit will expire no later than February 28, 2002. BIG, the Company’s principal customer and shareholder, requested the Line of Credit to assist with certain short-term working capital needs. The Company believes that cash on-hand, cash flows from operations, and cash advances under the Commitment Letter are, and will continue to be, sufficient to support the Line of Credit and to satisfy the Company’s currently-anticipated working capital requirements until the Line of Credit expires. Given the significance of BIG as the principal customer of the Company, management of the Company, including the Audit Committee of the Board of Directors, determined that it was in the best interests of the Company and its shareholders to extend this Line of Credit. For additional information regarding the Line of Credit, see “Item 5. Other Information.”

The Company believes that cash on-hand, cash flows from operations and cash advances available under the Commitment Letter will be sufficient to satisfy currently anticipated working capital and capital expenditure requirements for the foreseeable future. However, unanticipated rapid expansion, business or systems development, or other unforeseen factors may cause the Company to require additional funds, which may not be available to the Company upon acceptable terms.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company has not yet analyzed the effect of these new standards and, accordingly, is unable to state what effect, if any, the adoption of these standards will have on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposal Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) are not material.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

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

     The defendants’ answers to the Amended Complaint were filed in late August 2001. Written discovery has commenced and, later this year, various pre-trial deadlines and a trial date likely will be set. Management of the Company believes the material allegations of the Amended Complaint are without merit and intends to vigorously defend the lawsuit. No assurances can be given, however, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations.

Except as set forth in the preceding two paragraphs, there have been no material changes to the disclosure set forth under the caption “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Item 5. Other Information

     As previously reported, on April 13, 2001, the Company entered into a Letter Agreement (the “Letter Agreement”) with BIG and Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and First Community Insurance Company (“FCIC”), all direct or indirect subsidiaries of BIG, pursuant to which the various contractual arrangements between the Company and such affiliated entities have been significantly altered.

     With respect to the Administrative Services Agreement, effective as of January 1, 1998, between the Company and BIG (the “Administration Agreement”), the Letter Agreement provides that the existing Administration Agreement was terminated effective as of April 1, 2001 and will be replaced with a new Corporate Services Agreement (the “Corporate Services Agreement”). Pursuant to the Corporate Services Agreement, BIG will provide the Company with various corporate marketing and corporate training services requested by the Company from time to time at fixed hourly rates ranging from $40.00 to $100.00 per hour, depending on the services being provided. The Letter Agreement further provides that the parties will negotiate in good faith to execute and deliver the Corporate Services Agreement incorporating those terms on or before June 1, 2001; provided however, that in the event such agreement is not executed and delivered by that date, BIG will provide such services at the rates specified in the Letter Agreement. As of the date of this Report, the parties have not executed the Corporate Services Agreement and, thus, BIG continues to provide the aforementioned services at the rates specified in the Letter Agreement.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART II. OTHER INFORMATION

Item 5. Other Information (continued)

The Letter Agreement also provides that the Technical Support Agreement, dated April 1, 1999, between the Company and BIG (the “Old Support Agreement”), was terminated effective April 1, 2001 and will be replaced with a New Technical Support Services Agreement (the “New Support Agreement”). Pursuant to the New Support Agreement, BIG will provide the Company with certain technical support, computer programming and systems analysis services at specified rates (except for software development services, which shall be provided on a time and materials basis). The Letter Agreement further provides that the parties will negotiate in good faith to execute and deliver the New Support Agreement incorporating these terms on or before June 1, 2001; provided, however, that in the event such agreement is not executed and delivered by that date, BIG will provide such services at the rates specified in the Letter Agreement until the earlier of (a) the execution and delivery of the New Support Agreement, or (b) December 1, 2002. As of the date of this Report the parties have not executed the New Support Agreement and, thus, BIG continues to provide the aforementioned services at the rates specified in the Letter Agreement.

With respect to the separate Service Agreements, effective as of January 1, 1998, and as amended between the Company and each of BIC, BSIC and FCIC (each a “Service Agreement” and collectively the “Service Agreements”), the Letter Agreement amended each of the Service Agreements, effective June 1, 2001 to, among other things, extend the term of each Service Agreements to December 1, 2001, modify certain of the service fees payable thereunder, and eliminate data and technical support services from the administrative services to be provided. The Letter Agreement further provides that the parties will act in good faith to execute and deliver, on or before June 1, 2001, a more definitive amendment (each an “Amendment” and collectively the “Amendments”) to each of the Service Agreements incorporating the terms set forth in the Letter Agreement; provided, however, that in the event such Amendments to the Service Agreements have not been executed and delivered by that date, the amendments to the Service Agreements set forth in the Letter Agreement shall continue in effect. As of the date of this Report, the parties have not executed the Amendments and; thus, the amendments to the Service Agreements set forth in the Letter Agreement are still controlling.

As previously reported, on August 14, 2001, the Company entered into a Credit and Security Agreement with BIG (together with the related loan documentation, the “Credit Agreement”), pursuant to which the Company established a short-term, secured line of credit in favor of BIG in the amount of up to $5.0 million (the “Line of Credit”). As of the date of this Report, the aggregate principal amount outstanding under the Line of Credit is $5.0 million. The principal purpose of the Line of Credit is to assist BIG, the Company’s principal customer and shareholder, with certain short-term working capital needs.

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

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART II. OTHER INFORMATION

Item 5. Other Information (continued)

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

With respect to the Option, the aggregate exercise price for the Option Shares is $108,980, or $10.00 per Option Share. The Option Shares are subject to certain outstanding liens relating to certain indebtedness of BIG having an aggregate outstanding balance, as of September 30, 2001, totaling approximately $11.5 million. The Option will become exercisable only at such time as (i) there shall be a default in the payment of any amounts due under the Credit Agreement for more than ten days after the data when they shall become due or (ii) there shall be any other default under the Credit Agreement if, after notice thereof, such default has not been cured within thirty days of such notice. In addition, any acquisition of the Option Shares by the Company pursuant to the Option would require the prior approval of the New York Department of Insurance. In the event the Option were to be exercised, no assurances can be given that such approval could be obtained.

The foregoing description of the Line of Credit is qualified in its entirety by reference to the Credit and Security Agreement, Master Promissory Note, Collateral Assignment of Flood Book and Stock Option Agreement filed as Exhibits 10.1 through 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

As previously reported, on September 20, 2001, the Company entered into an agreement (the “Stock Purchase Agreement”) with certain other parties to sell all of the outstanding capital stock of Geotrac of America, Inc., a wholly-owned subsidiary of the Company (“Geotrac”). The parties to the Stock Purchase Agreement are the Company, Geotrac, Geotrac Holdings, Inc. (“Geotrac Holdings”), Daniel J. White, the Daniel J. White Trust, the Sandra A. White Trust, and, solely for purposes of a non-competition covenant, BIG. Mr. White is currently a director of the Company and the President, Chief Executive Officer and a director of Geotrac. BIG is the Company's majority shareholder and principal customer.

The Stock Purchase Agreement contemplates that all issued and outstanding capital stock of Geotrac (the “Shares”) will be purchased by Geotrac Holdings, a Delaware corporation formed by Daniel J. White for purposes of the acquisition of such stock. The purchase price payable for the Shares is to be $19,000,000 in cash plus 524,198 shares of the outstanding Common Stock, $.01 par value, of the Company (“Company Common Stock”). The Stock Purchase Agreement also contemplates that certain of the parties will enter into additional agreements as of the closing of the transactions contemplated by the Stock Purchase Agreement, including an agreement for the provision of certain ongoing flood zone determination services.

The transactions contemplated by the Stock Purchase Agreement are anticipated to close not later than January 31, 2002. However, the transactions contemplated by the Stock Purchase Agreement will not be consummated unless certain conditions are either satisfied or waived prior to closing. These conditions include, among other things, that the shareholders of the Company approve the Stock Purchase Agreement and the transactions contemplated thereby in accordance with Florida law. To this end, the Company is presently scheduled to hold a Special Meeting of Shareholders on December 26, 2001 for the sole purpose of approving or disapproving of the Stock Purchase Agreement and the transactions contemplated thereby. (On November 9, 2001, the Company filed preliminary proxy materials with the Securities and Exchange Commission relating to the solicitation of proxies in connection with such Special Meeting of Shareholders.) Although BIG (including its wholly-owned subsidiaries) owns sufficient shares of the outstanding Company Common Stock to approve or disapprove the Stock Purchase Agreement, BIG has informed the Company that it intends to vote its shares with respect to the transaction in the same manner as the holders of a majority of the outstanding shares of Company Common Stock held by persons other than BIG.

In addition, in order to consummate the transactions contemplated by the Stock Purchase Agreement, Geotrac Holdings will need to obtain substantial financing from third-party sources. As of the date hereof, Geotrac Holdings has received non-binding financing commitments totaling $17,000,000; however, no assurances can be given that such financing will ultimately be obtained. If for any reason Geotrac Holdings cannot finally obtain such financing, it may be unable to consummate the transactions contemplated by the Stock Purchase Agreement. In such event, the Company may have no or only limited remedies available to it under the Stock Purchase Agreement.

The foregoing description is qualified in its entirety by reference to the Stock Purchase Agreement (including the Exhibits thereto) filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 21, 2001.

On October 1, 2001, the Company and Anthony R. Marando extended his employment agreement as Chief Financial Officer of the Company. This employment agreement is attached as Exhibit 10.5.

The Company has recently received several unsolicited inquiries and/or proposals from unaffiliated third parties regarding the possible sale of all of the business and assets of the Company (including its subsidiaries) after the consummation of the Geotrac Sale. Although the Company continues to engage in informal discussions with certain of such third parties regarding a possible transaction, as of the date of this Report, the Company is not a party to any letter of intent or similar agreement with respect to any such proposed transaction. Consequently, regardless of whether the Geotrac Sale is consummated, no assurance can be given as to whether the Company will seek, or be able to enter into, a transaction relating to the sale of the business and assets of the Company other than Geotrac.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

2.1	Stock Purchase Agreement, dated as of September 20, 2001, by and among Insurance Management Solutions Group, Inc., Geotrac of America, Inc., Geotrac Holdings, Inc., Daniel J. White, the Daniel J. White Trust, the Sandra A. White Trust and, solely for purposes of Section 7.2, Bankers Insurance Group, Inc. (including the exhibits thereto).*
10.1	Credit and Security Agreement, dated August 14, 2001, between Insurance Management Solutions Group, Inc. and Bankers Insurance Group, Inc.**
10.2	Master Promissory Note, dated August 14, 2001, by Bankers Insurance Group, Inc.**
10.3	Collateral Assignment of Flood Book, dated August 14, 2001, by Bankers Underwriters, Inc.**
10.4	Stock Option Agreement, dated August 14, 2001, between Bankers Insurance Group, Inc. and Insurance Management Solutions Group, Inc.**
10.5	Employment Agreement, dated October 1, 2001, between Anthony R. Marando and Insurance Management Solutions Group, Inc.

*	Previously filed as part of the Company's Current Report on Form 8-K filed on September 21, 2001.
**	Previously filed as part of the Company's Form 10-Q for June 30, 2001 as filed on August 20, 2001.

b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on September 21, 2001 to report that on September 20, 2001, the Company entered into an agreement with certain other parties to sell all of the outstanding capital stock of Geotrac of America, Inc., a wholly-owned subsidiary of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (Registrant)

Date: November 14, 2001	By: /s/ DAVID M. HOWARD

David M. Howard President and Chief Executive Officer (Principal Executive Officer)

By: /s/ ANTHONY R. MARANDO

Anthony R. Marando Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement, dated as of September 20, 2001, by and among Insurance Management Solutions Group, Inc., Geotrac of America, Inc., Geotrac Holdings, Inc., Daniel J. White, the Daniel J. White Trust, the Sandra A. White Trust and, solely for purposes of Section 7.2, Bankers Insurance Group, Inc., (including the exhibits thereto).*
10.1	Credit and Security Agreement, dated August 14, 2001, between Insurance Management Solutions Group, Inc. and Bankers Insurance Group, Inc.*
10.2	Master Promissory Note, dated August 14, 2001, by Bankers Insurance Group, Inc.*
10.3	Collateral Assignment of Flood Book, dated August 14, 2001, by Bankers Underwriters, Inc.*
10.4	Stock Option Agreement, dated August 14, 2001, between Bankers Insurance Group, Inc. and Insurance Management Solutions Group, Inc.*
10.5	Employment Agreement, dated October 1, 2001, between Anthony R. Marando and Insurance Management Solutions Group, Inc.

*	Incorporated by reference.

E-1