Form 10-K405
period 2001-12-31
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2002-04-01
CIK 1063167

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
                                        ----------    ----------

                        COMMISSION FILE NUMBER 000-25273
                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                 59-3422536
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

           360 CENTRAL AVENUE                               33701
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

As of March 18, 2002, there were outstanding 12,276,063 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 18, 2001 was $12.6 million.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
                                     PART I

   ITEM 1.     BUSINESS ......................................................................1
   ITEM 2.     PROPERTIES ...................................................................15
   ITEM 3.     LEGAL PROCEEDINGS ............................................................15
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................17

                                     PART II

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS......................................................................17
   ITEM 6.     SELECTED FINANCIAL DATA ......................................................18
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS .......................................................20
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................30
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................................30
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE ........................................................30

                                    PART III

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ...............................31
   ITEM 11.    EXECUTIVE COMPENSATION .......................................................33
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...............43
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............................45

                                     PART IV

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..............55

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the ability to retain material customers; (ii) the Company's intentions involving possible strategic alternatives; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) changes in the business and/or financial condition of the Company's clients; (ix) the ability of Bankers Insurance Group, Inc. ("BIG") to repay outstanding indebtedness to the Company and the sufficiency of the collateral securing such indebtedness; (x) potential increases in the Company's costs; (xi) the declaration and payment of dividends;
(xii) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xiii) the impact of general economic conditions on the demand for the Company's services; (xiv) the ability to develop new technological solutions for current and prospective customers; (xv) the ability to establish positive name recognition in the market place; (xvi) changes in existing service agreements;
(xvii) the ability to obtain new customers and retain existing customers; (xviii) the ability to obtain third-party information technology outsourcing services on a timely basis and at reasonable costs; (xix) the outcome of certain litigation involving the Company; (xx) the outcome of certain administrative proceedings involving the Company's principal customer; (xxi) trends affecting the insurance industry; and (xxii) the ability to achieve expected expense reductions as a result of management initiatives. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K and 10-K and Annual Reports to Shareholders.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Insurance Management Solutions Group, Inc. (collectively with its subsidiaries, the "Company"), through its wholly-owned subsidiaries, Insurance Management Solutions, Inc. ("IMS") and Colonial Claims Corporation ("Colonial Claims"), provides comprehensive policy and claims outsourcing services to the property and casualty ("P&C") insurance industry, with an emphasis on providing these services to the flood insurance market.

         The Company's outsourcing services, which are offered on either a bundled or "a la carte" basis, include policy administration, claims administration and information technology services. During 2000 and 2001, the Company processed approximately 847,000 and 926,000 insurance policies, respectively, including approximately 515,000 and 567,000 flood insurance policies, respectively, making it a significant provider of flood insurance outsourcing services. The Company currently provides flood outsourcing services to approved write-your-own carriers including its affiliate, Bankers Insurance Group, Inc. (together with its subsidiaries, "BIG"), Farmers Insurance Group, Mobile USA Insurance Company, Inc. and AAA Auto Club South Insurance Company, as well as to insurance companies that offer flood insurance utilizing BIG as their private label servicing carrier, such as Armed Forces Insurance Corporation and AMICA Mutual Insurance Company. In conjunction with BIG, the Company is able to offer insurance companies the ability to create a turnkey private label flood insurance product.

         The Company is a 65.2% owned subsidiary of BIG, a holding company chartered in Florida in 1976. BIG provides multiple lines of P&C insurance, most notably flood, homeowners and automobile insurance, to individuals and businesses throughout the United States. BIG's premiums totaled $351 million in 2001, an increase of 8.7% from premiums of $323 million in 2000. BIG is also the Company's principal customer, accounting for approximately 60.2% of the Company's total revenues and 82.6% of the Company's outsourcing revenues in 2000 and approximately 49.1% of the Company's total revenues and 67.9% of the Company's outsourcing revenues in 2001.

         Effective January 7, 1999, the Company acquired Colonial Claims Corporation (formerly Colonial Catastrophe Claims Corporation) ("Colonial Claims"), a Florida corporation. Colonial Claims contracts with P&C insurance carriers to handle property and casualty claims on their behalf. Colonial Claims has assembled a large network of independent claims adjusters who respond to individually-reported loss assignments from Colonial Claims and are compensated based upon a set claims fee schedule. Colonial Claims reviews and approves claims settlements, assures consistency and quality of settlement practices, and transmits claims information to the insurance carriers. The insurers, in turn, approve and remit claims payments to the insureds. During 2000 and 2001, Colonial Claims accounted for approximately $3.5 million and $11.3 million, respectively, of the Company's outsourcing revenues.

         On December 28, 2001, the Company sold all of the issued and outstanding capital stock of Geotrac of America, Inc., a wholly-owned subsidiary of the Company ("Geotrac"). See "Business--Geotrac Sale." Prior to the consummation of such transaction, the Company, through its Geotrac subsidiary, provided flood zone determinations to financial institutions, mortgage lenders and insurance companies. During 2000 and 2001, Geotrac processed approximately
1.3 million and 2.5 million flood zone determinations, for over 1,880 and 2,316 customers, respectively.

OVERVIEW OF THE FEDERAL FLOOD INSURANCE PROGRAM AND FLOOD INSURANCE MARKET

         The U.S. flood insurance market is regulated by the Federal Emergency Management Agency ("FEMA"), which launched the National Flood Insurance Program (the "Flood Program") in 1968. FEMA created the Flood Program to provide federally-backed flood insurance to residents in designated flood plain communities, on the condition that such communities comply with the Flood Program's flood plain management requirements. The Flood Program, as it exists today, is administered by the Federal Insurance Administration ("FIA").

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

         From 1995 through 2000, the U.S. flood insurance market has grown from $1.1 billion to $1.7 billion in total annual flood premiums, representing annual growth rates of 8.5%, 15.0%, 15.1%, 4.2% and (0.1)%, respectively, and a compound annual growth rate of 8.4%. From 1995 through 2001, the dollar amount of annual flood premiums administered by the Company has grown from $80 million in 1995 to $244 million in 2001, representing annual growth rates of 27.6%, 29.5%, 19.6%, 18.3%, 15.4% and 12.9%, respectively, and a compound annual growth rate of 25.0%. Currently, almost 19,000 communities participate in the Flood Program, and approximately 100 insurance companies are registered to offer WYO flood insurance.

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

         According to A.M. Best, premium revenues in the P&C industry have increased by an average of 2.2% annually since 1995. The P&C industry is highly competitive, with insurance companies competing primarily on the basis of price, consumer satisfaction and the ability to pay claims. According to A.M. Best, as of December 31, 1999 (the latest period for which the Company has information), there were approximately 3,300 P&C insurance companies in the United States. These companies generated approximately $287 billion in annual P&C premium revenues in 1999, of which more than one-half related to personal lines automobile, homeowners and flood insurance business, the core markets serviced by the Company. The Company believes there are a significant number of P&C insurance companies for which outsourcing is a viable alternative to maintaining in-house processing capabilities.

         Over the past decade, many P&C insurance companies have begun using third-party vendors to provide certain policy and claims administration services that were traditionally performed in-house. This outsourcing of services allows insurers to focus on their core competencies, reduce costs and eliminate capital expenditures for the development, installation, operation and maintenance of information management and automation systems. The Company believes that insurance companies may further increase their levels of outsourcing as they determine that policy and claims administration and regulatory compliance are complicated and too costly to perform efficiently in-house. Although it has had only limited success to date, the Company believes it may have additional opportunities to market its outsourcing services in the future for the following reasons:

         Consolidation and Drive for Cost Efficiencies. Providers of outsourcing services are able to consolidate large volumes of business into automated and effective processing systems, thereby creating significant cost efficiencies. The Company believes insurance companies typically outsource administrative services because outsourcing providers can provide better quality services at a lower cost.

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

         Development of Internet-Based Solutions. The Company believes that, in order to compete effectively, P&C companies will need to aggressively pursue Internet solutions for their business either directly to consumers or through their insurance agency (direct or independent) distribution channel. According to The Conning Commentary, a principal need of independent insurance agents is an effective electronic interface with insurance carriers. Until recently, most insurance company web sites provided information content only; however, the current trend is toward quoting, rating and issuing policies via the Internet. The Company believes that there are a substantial number of P&C companies that have targeted the Internet as their primary initiative in terms of providing a mechanism for their producers to quote, rate and issue insurance policies, and that many of these companies may need to outsource the development of an Internet insurance transaction solution.

         Changing Distribution Channels. The Company believes that the demand for outsourcing services may increase as banks, credit unions and other financial service companies continue to enter the P&C market. These entrants were generally precluded from selling insurance until the U.S. Supreme Court decision in Barnett Bank v. Nelson in 1996. Following this decision, and despite continuing restrictions and pressure from state regulators, a number of banks and other financial institutions have entered the P&C market, often forming joint ventures and other alliances with certain insurers to sell P&C insurance. The Company believes this trend may continue. Many new entrants lack the technology, expertise or desire to perform policy and claims processing in-house and may seek to outsource these functions to third-party vendors.

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

OPERATING STRATEGIES

         The Company's current principal operating strategies are as follows:

         Service Existing Outsourcing Customers. The Company intends to continue to focus on providing high quality, cost effective services to its existing outsourcing customer base. In instances where opportunities exist, the Company may seek to cross-market additional outsourcing services to certain of these existing customers.

         E-Solutions Focus. Management believes that the Company's solution of connecting legacy systems with Internet browser-based functionality is an attractive alternative to P&C companies attempting to develop a solution using their own resources. In 2000, the Company completed and fully integrated its Internet solution for its flood and homeowners products.

         Maximize Economies of Scale. The Company currently services over 900,000 insurance policies annually. As a result, it has developed a large number of efficiencies in many aspects of its operations, from the receipt of policy applications to billings and collections. By deploying internally developed applications software, rating disks for applications input, lockbox and cash office processing, automated voice response, computerized forms and automated policy assembly, the Company has attained expense efficiencies that management believes are characteristic of insurers processing substantially greater policy volumes.

         Generate Recurring Revenues/Sales and Marketing. The Company seeks to generate recurring revenues by entering into contractual relationships (typically three to five years) with its outsourcing customers and by offering services that are structured to generate revenues based on events that occur frequently in the normal course of a customer's business, such as claims, mortgage applications and insurance policy renewals. Current sales and marketing efforts are undertaken by senior management. It should be noted that during 2001, the Company eliminated its internal outsourcing sales force, thereby reducing its overall sales and marketing expenses.

         Focus on Expense Reductions. In 2001, the Company made significant reductions in its workforce. In light of anticipated reductions in the amount of services required by BIG, the Company's principal customer, the Company expects to continue to focus on reducing its costs, including possible additional staffing reductions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Future Trends".

SERVICES

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

         Claim administration describes the range of services the Company offers in connection with the management of insurance claims. In reviewing a claim, the Company performs a thorough claim analysis and, if warranted, prepares a check for payment of the claim. The Company has a special investigative unit that assists in detecting and deterring fraud in the claim review process. The Company also offers a fully automated, stand-alone catastrophe claims operation and is typically compensated for claims administration services on either a percentage of earned premiums or claims-paid basis. The Company's claim administration menu includes the following services: toll-free claim reporting; initial coverage confirmation services; loss investigation and determination; review and appraisal of claims; special investigation services, including fraud detection; adjustment of claims and vendor management; litigation management; and settlement and payment of claims.

         Because the Company is affiliated with and provides comprehensive outsourcing services to BIG, an approved WYO carrier under the Flood Program, it emphasizes to prospective customers its ability to provide third-party administration outsourcing for flood insurance. The Company offers its flood outsourcing services, including software and processing functions, policy administration, claim administration and statistical reporting, on either a bundled or "a la carte" basis. New market entrants and certain other insurers may prefer to purchase unbundled services, allowing them to retain in-house control over specific aspects of their businesses. The Company makes available virtually any combination of outsourcing services required by the customer.

         The Company also offers flood outsourcing services to insurance companies that seek to provide flood insurance, but do not want to become certified WYO carriers. In this case, the services are provided in conjunction with a proprietary flood product. An insurance company can establish a private label insurance product written through BIG whereby the customer's name and logo appear on the policy documents, while BIG acts as the servicing carrier. The Company also intends to continue to market its outsourcing services to banks, credit unions and other financial institutions as they become involved in the sale of insurance.

         The Company also offers a range of information technology services to assist customers in operating, maintaining and enhancing information systems. The Company integrates the customer's system platform with the Company's processing platform, including the installation of all necessary hardware components, depending on the customer's needs. This integration allows the customer to administer its policies and claims internally by using the Company's systems and software. The Company typically receives a percentage of premiums as compensation, subject to a minimum fee. The Company's information technology services include the following: information management via integrated, secure computer systems; document imaging; Internet rating and underwriting services; monetary systems services, including payment processing; automated printing, packaging and distribution of documents; generation of agent commission statements and production reports; security administration and access control; software application enhancement and maintenance; problem resolution and reporting; and data backup and disaster recovery functions. Beginning June 1, 2001, the Company sought to provide these services primarily through third-party vendors, including BIG. As a result, the Company terminated 68 employees, comprising substantially its entire Information Technology department. All of these employees were, in turn, hired by BIG. Subsequently, the Company rehired 31 employees effective October 1, 2001 to once again provide its information technology services directly rather than through third-party vendors. See "Item
13. Certain Relationships and Related Transactions."

CUSTOMER SUPPORT AND INSTALLATION

         The Company's outsourcing services are provided from three separate customer service centers in St. Petersburg, Florida, two for policy and claims administration and one for catastrophic claims administration.

         The policy administration center has approximately 160 employees, most of whom are trained customer service representatives. Customer service representatives are responsible for the timely handling and resolution of incoming phone calls related to underwriting, rating, billing, policy status and other policy administration matters. While most calls come from insurance agents, the phone center also handles calls from mortgage companies, policyholders and insureds.

         The claim administration customer service center is responsible primarily for handling calls from claimants and insureds reporting property losses. The center also handles calls from agents and others related to coverage of existing claims. The center has approximately 140 employees, approximately half of whom are licensed claims representatives responsible for the adjustment of claims. Incoming calls are taken by customer service representatives, who are trained to handle all types of insurance claims. Unlike many other claims administration centers, the Company's service center is able to immediately assign each claim to a licensed adjuster for processing. The claim administration switchboard is open weekdays from 7:30 a.m. to 9:00 p.m. (Eastern
Time), and customer service representatives and licensed adjusters are available 24 hours a day, seven days a week, to handle emergency claims.

         The Company's Colonial Claims subsidiary operates in its own location and has a staff of approximately 10 employees.

SALES AND MARKETING

         The Company seeks to market its outsourcing capabilities by leveraging its existing expertise in flood insurance administration and by targeting prospective customers, such as insurers with high expense ratios or limited expertise in certain P&C lines. The Company's sales and marketing efforts are overseen by its President, who works principally in concert with its reinsurance brokers and reinsurer strategic partners to market its outsourcing services. The Company also advertises in various trade publications and participates in industry conventions and trade shows to enhance the penetration of its flood and non-flood markets. In an effort to reduce expenses, the Company eliminated its four-person marketing and sales division in February 2001.

INFORMATION SYSTEMS

         The Company utilizes fully integrated, real-time processing systems at its St. Petersburg, Florida facilities to provide many of its outsourcing services. These systems, which run on an IBM AS/400 platform coupled with a relational database, enable the Company to provide on-line ratings and underwriting information, issue required insurance forms to policyholders and agents, and produce renewal and non-renewal notices. The processing systems interface with a disbursement system, which enables the Company to generate checks automatically.

         A separate IBM AS/400 is used to develop, enhance and test new and existing systems. In the event of a power failure, the AS/400 site is supported by a fully-functional backup system that provides additional processing time of one hour under full load. Insurance policies and related documents are scanned to optical disks, and are retrievable at most LAN workstations. The Company also has an optical jukebox that can store approximately 10 million documents. The Company's data center has controls to ensure security and a disaster recovery plan, which is tested regularly.

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

CUSTOMERS

         The Company currently provides outsourcing services to over 30 customers. The Company's largest customer, BIG, accounted for approximately 66%, 60% and 49% of the Company's total revenues and 80%, 83%, and 68% of the Company's outsourcing revenues in 1999, 2000 and 2001 respectively. Consequently, any material decrease in the outsourcing business from BIG would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Reliance on Key Customer." The Company provides outsourcing services to other WYO carriers, including Farmers Insurance Group, AAA Auto Club South Insurance Company and Mobile USA Insurance Company, Inc. The Company also provides outsourcing services to various insurance companies, such as Armed Forces Insurance Corporation and AMICA Mutual Insurance Company, that utilize BIG as their servicing carrier.

COMPETITION

         The Company competes principally in two markets: (1) the market for flood insurance outsourcing services and (2) the market for other P&C insurance outsourcing services. The markets for these services are highly competitive.

         The market for flood insurance outsourcing services is dominated by the Company and several principal competitors, including Fiserv, Inc. and Electronic Data Systems, Inc. Over the past year, the number of competitors in the market has been reduced due to several consolidating acquisitions by certain principal competitors. The Company competes for these outsourcing customers largely on the basis of price, customer service and responsiveness.

         The market for other P&C insurance outsourcing services is fragmented. In the policy administration services segment of this market, principal competitors include Policy Management Services Corporation and Trumbull Services Corporation. In this segment of the market, the Company competes for customers largely on the basis of customer services, performance and price. The claim administration services segment of the P&C outsourcing market also is highly fragmented, with competition from a large number of claims administration companies of varying size, as well as independent contractors. Competition in this segment of the outsourcing market is principally price driven. Competitors include Lindsey Morden Claim Services, Inc., Crawford & Company, Inc. and GAB Robbins, Inc.

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

         Certain of the Company's competitors in each of its markets have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company, including name recognition with current and potential customers. As a result, these competitors may devote more resources to the development, promotion and sale of their services or products than the Company and respond more quickly to emerging technologies and changes in customer requirements. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressure faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

EMPLOYEES

         As of March 15, 2002 the Company had 406 full-time and 29 part-time employees, consisting of 351 in customer service and support, 31 in technical support, and 53 in management, administration and finance. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

         The Company's workforce has decreased by approximately 180 net employees from the prior year. The majority of this decrease relates to the sale of Geotrac, which employed approximately 140 employees. Additionally, during 2001, the Company eliminated an additional 53 jobs. The reductions, which involved primarily sales and marketing, information technology, and claims administration positions, occurred principally in areas where management believed processes could be combined to reduce overall expenses.

GEOTRAC SALE

         On December 28, 2001 the Company consummated the transactions contemplated by a stock purchase agreement (as amended, the "Stock Purchase Agreement"), dated as of September 20, 2001, by and among the Company, Geotrac of America, Inc., Geotrac Holdings, Inc., Daniel J. White, the Daniel J. White Trust, the Sandra A. White Trust, and, solely for purposes of a non-competition covenant, BIG. The shareholders of the Company approved the Stock Purchase Agreement and the transactions contemplated thereby in accordance with Florida law at a Special Meeting of Shareholders held on December 26, 2001.

         Pursuant to the Stock Purchase Agreement, Geotrac Holdings, Inc., a Delaware corporation formed by Daniel J. White and his spouse, Sandra A. White, purchased all the issued and outstanding capital stock (the "Shares") of Geotrac of America, Inc., a wholly-owned subsidiary of the Company ("Geotrac"). Prior to the consummation of the transactions contemplated by the Stock Purchase Agreement, Mr. White served as a director of the Company and President, Chief Executive Officer and a director of Geotrac. Mr. White resigned as a director of the Company effective as of the consummation of the sale of the Shares.

         The purchase price paid for the Shares was $19,000,000 in cash, plus 524,198 shares of Common Stock of the Company beneficially owned by Daniel J. White and Sandra A. White. Pursuant to the Stock Purchase Agreement, certain of the parties also entered into additional agreements as of the closing of such sale, including a Flood Zone Determination Service Agreement pursuant to which Geotrac will provide the Company with flood zone determination services for up to ten years at pricing management of the Company currently considers to be favorable.

RECENT DEVELOPMENTS

         On January 30, 2002, the Board of Directors of the Company appointed a Special Committee, consisting of the Company's five independent directors, to evaluate possible strategic alternatives for the Company. The Special Committee is chaired by John S. McMullen. The alternatives that the Special Committee may consider include but are not limited to: the possible sale of the Company, the possible sale of certain assets of the Company, a possible debt or equity financing, and/or a possible going-private transaction. The Special Committee has retained an independent legal advisor and an independent financial advisor to assist the Special Committee in considering and reviewing such alternatives.

No assurances can be given, however, as to whether any of such alternatives will be recommended or undertaken or, if so, upon what terms and conditions.

         Effective February 1, 2002, Robert G. Menke resigned as a director of IMSG to pursue personal interests. As a result of Mr. Menke's resignation, the Company's Board of Directors presently consists of eight (8) members.

         On August 14, 2001, the Company entered into a Credit and Security Agreement (together with the related loan documentation, the "Credit Agreement") with BIG, pursuant to which the Company established a short-term secured line of credit in favor of BIG in the amount of up to $5.0 million (the "Line of Credit"). The principal purpose of the Line of Credit is to assist BIG with certain short-term working capital needs.

         Pursuant to the Credit Agreement, all unpaid principal and interest became due and payable in full on February 28, 2002. As of such date, BIG owed the Company an aggregate of approximately $5.0 million under the Line of Credit. On March 14, 2002, the Company and BIG amended the Credit Agreement to extend the Line of Credit until May 31, 2002. This amendment to the Credit Agreement was approved unanimously by the Audit Committee of the Board of Directors of the Company at a special meeting held on March 8, 2002. In making this determination, the Audit Committee considered, among other things, (i) the Company's continued dependence on BIG as the Company's principal customer, (ii) the Special Committee's ongoing consideration of various strategic alternatives as described above, and (iii) the financial condition of BIG and the current status of the collateral securing the Line of Credit.

         Pursuant to the Credit Agreement, as amended, if all amounts owed the Company by BIG under the Line of Credit are not paid on or before June 10, 2002, BIG will be in default of its obligations under the terms of the Credit Agreement.

         The Company has been advised by BIG that it is considering various methods of satisfying its obligations under the Line of Credit, including the possible sale of certain of its assets. No assurances can be given, however, that payment in full of all amounts due and owing under the Line of Credit will be received on or before June 10, 2002. If payment in full is not received from BIG on or before such date, the Audit Committee of the Board of Directors of the Company will determine the appropriate course of action after considering all factors it deems relevant or appropriate.

RISK FACTORS

         The Company's financial condition and results of operations may be impacted by a number of factors, including, but not limited to the following risk factors, any of which could cause actual results to materially differ from historical or anticipated future results.

         RELIANCE ON KEY CUSTOMER. The Company derives a substantial portion of its revenues from outsourcing services provided to its principal shareholder, BIG. For the years ended December 31, 1999, 2000 and 2001, revenues from services provided to BIG accounted for approximately 66%, 60% and 49% of the Company's total revenues (including discontinued operations), respectively, and approximately 80%, 83% and 68%, respectively, of the Company's revenues from outsourcing services (for continuing operations). As a result of the sale of the Company's Geotrac subsidiary in late December 2001, the importance of BIG as a source of ongoing revenue will become even greater. Thus, the Company's future financial condition and results of operations will depend to a significant extent upon the commercial success of BIG and its continued willingness to utilize the Company's services.

         Over the past year, BIG has experienced several changes in its business and operations, certain of which are expected to reduce the need for the Company's services for the foreseeable future. In November 2001, BIG ceased writing further workers compensation insurance altogether. Although the Company will continue to provide services in connection with the run-off of this business, such run-off business is not expected to generate material revenues for the Company in 2002.

         In addition, effective February 2002, BIG sold its Florida wind-inclusive homeowners policies to an unaffiliated third party, and the Company is no longer servicing these policies. While BIG has informed the Company that it will continue to write wind-exclusive homeowners policies, revenues from the processing of homeowners business on behalf of BIG is expected to be reduced significantly for the foreseeable future. The Company anticipates making further staffing and other related expense reductions in response to the foregoing changes in BIG's business. Nevertheless, if the Company is unable to replace these revenues or reduce its expenses accordingly, the loss or material decrease in business from BIG could have a material adverse effect on the Company's business, financial condition and results of operations. Also, if BIG were to exit or sell off any additional lines of business, this could have a material adverse effect on the Company's business, financial condition and results of operations.

 Likewise, any further significant downturn in the business of BIG or its commitment to utilize the Company's services could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         DEPENDENCE ON ECONOMIC AND OTHER FACTORS; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's business is dependent upon various factors, such as general economic conditions and weather patterns, that are beyond its control. For example, natural disasters such as hurricanes, tornadoes, and floods, all of which are unpredictable, directly impact the demand for the Company's outsourcing services. Fluctuations in weather patterns, general economic conditions and various other factors will likely produce fluctuations in the Company's quarterly earnings and operating results.

         CLASS ACTION LITIGATION. On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company's Common Stock pursuant and/or traceable to the registration statement for the Company's February 1999 initial public offering (the "IPO"). The lawsuits were consolidated on December 1, 2000, and the consolidated action's proceeding under Case No. 8:00-CV-2013-T-26MAP. The plaintiff's Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendants the following parties: the Company; BIG; Venture Capital Corporation, a selling shareholder in the IPO; the five inside directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to (i) the Company's ability to integrate Geotrac's flood zone determination business with the Company's own flood zone determination business and with its insurance outsourcing services business;
(ii) actual and anticipated synergies between the Company's flood zone determination and outsourcing services business lines; and (iii) the Company's use of the IPO proceeds. The complaint seeks unspecified damages, including interest, and equitable relief, including a rescission remedy. On March 26, 2001, the Company, BIG and the five inside director defendants filed a motion to dismiss the plaintiffs' complaint for, among other things, failure to allege material misstatements and/or omissions in the roadshow presentations, registration statement and/or prospectus relating to the IPO. On July 11, 2001, U.S. District Judge Richard A. Lazzara denied all of the defendants' motions to dismiss the complaint.

         The case has been set for trial during the trial term commencing May 5, 2003, and active discovery is proceeding. Management of the Company believes the material allegations of the complaint are without merit and intends to vigorously defend the lawsuit. No assurances can be given, however, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

         REGULATORY MATTERS. Bankers Insurance Company ("BIC"), a subsidiary of BIG, and Bankers Life Insurance Company ("BLIC") and Bankers Security Insurance Company ("BSIC"), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charged BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notified BIC, BLIC and BSIC that the Insurance Commissioner intended to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida. Effective February 6, 2002, BIC, BLIC and BSIC entered into a Consent Order with the DOI pursuant to which the DOI's administrative action against BIC, BLIC and BSIC was dismissed. Also pursuant to this Consent Order, such entities were ordered to pay penalties totaling $1 million (consisting of a fine of $700,000 and reimbursement of attorneys' fees of $300,000), Robert M. Menke was prohibited from acting as chairman or an officer of any of such entities for a period of three years, another executive officer of each of these entities was removed from such positions, and certain other compliance-related requirements were imposed. BIG has advised the Company that the terms of the Consent Order should not have a material adverse effect on the business and/or operations of BIG, but no assurances can be given in this regard.

         On November 19, 1999, the United States, on behalf of the Federal Emergency Management Agency ("FEMA"), filed a civil action against BIC in the United States District Court for the District of Maryland stemming from FEMA's investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program ("NFIP"). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act. The complaint further alleges various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million, as well as treble, punitive and consequential damages, costs and interest. The suit is currently stayed pending arbitration following a decision by the United States Court of Appeals for the Fourth Circuit in favor of BIC on its motion to stay the litigation pending arbitration. The government has not appealed the Fourth Circuit Court of Appeal ruling requiring arbitration and the case is stayed pending arbitration. By letter dated January 30, 2002, FEMA notified Bankers that it intends to move forward with arbitration and set forth proposed procedures. BIC has further informed the Company that it intends to vigorously defend against the action, but no assurances can be given as to the outcome thereof. However, BIG has advised the Company that an adverse judgment in this action should not have a material adverse affect on the business and/or operations of BIC, although no assurances can be given in this regard.

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

         The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company's financial position, results of operations, or liquidity, although no assurances can be given in this regard.

         GOVERNMENT REGULATION. As a provider of policy and claims processing to the flood insurance industry, the Company is subject to extensive and continuously changing guidelines of the Federal Insurance Administration. No assurance can be given with respect to the extent to which the Company may become subject to regulation in the future, the ability of the Company to comply with any such regulation, the cost of compliance or an abrupt change in the overall concept or delivery of the flood insurance product on behalf of the federal government. Moreover, if the federal government were to curtail the current federal flood program, it could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         CONTROL BY PRINCIPAL SHAREHOLDER; CONFLICTS OF INTEREST. BIG currently owns approximately 65.2% of the outstanding shares of the Company's Common Stock. As a result, BIG is able to elect the Company's directors and determine the outcome of other matters requiring shareholder approval. BIG's ultimate parent, Bankers International Financial Corporation, Ltd., is wholly owned by a discretionary charitable trust. David K. Meehan, the Company's Chairman of the Board, and Robert M. Menke, a director of the Company, presently serve on the board of directors of a corporation that possesses discretionary power with respect to this trust to (i) direct the trustee to appoint the trust fund to another trust for the benefits of one or more of the beneficiaries of the trust and (ii) remove the trustee and appoint one or more new trustees.

         BIG's ownership of shares of Common Stock may discourage or prevent unsolicited mergers, acquisitions, tender offers, proxy contests or changes of incumbent management, even when shareholders other than BIG may consider a transaction or event to be in their best interests. Accordingly, holders of Common Stock may be deprived of an opportunity to sell their shares at a premium over the trading price of the shares.

         Certain officers and directors of the Company, including David K. Meehan, the Company's Chairman of the Board, also serve as officers and directors of BIG. Mr. Meehan serves as Vice Chairman of the Board of Directors of BIG and Robert M. Menke serves as a Director of BIG. In addition, as described below, the Company continues to have a variety of contractual relationships with BIG. As the interests of the Company and BIG may differ, Messrs. Meehan and Menke may face certain conflicts of interest.

         The Company's relationship with BIG is governed by various agreements. None of the foregoing agreements resulted from arm's-length negotiations. Nevertheless, the Audit Committee of the Board of Directors has approved each of such agreements, and management of the Company believes that the transactions provided for therein are on terms no less favorable than those that could be obtained on an arm's-length basis from independent third parties.

         DEPENDENCE ON SENIOR MANAGEMENT. The success of the Company is largely dependent upon the efforts, direction and guidance of its senior management and, in particular, David M. Howard, the Company's President and Chief Executive Officer. The Company's success depends in part on its ability to attract and retain qualified managers, and on the ability of its executive officers and key employees to manage its operations successfully. The loss of any of the Company's senior management or key personnel, or the inability to attract and retain key management personnel in the future, could have a material adverse effect on the Company's business, financial condition and results of operations.

         LIMITED OPERATING HISTORY IN THIRD-PARTY OUTSOURCING. As BIG's outsourcing provider, the Company has become a significant provider of flood insurance outsourcing services, however, to date it has not derived significant revenue from unaffiliated third-party outsourcing customers. A key element of the Company's strategy has been to leverage its experience and expertise in servicing BIG's flood, homeowners and automobile business to market its outsourcing capabilities in various P&C lines, including flood, homeowners and automobile insurance, to other insurance companies and financial institutions. To date, the Company has not been successful in implementing this strategy. In an effort to reduce expenses, the Company eliminated its four-person marketing and sales department in February 2001.

         EXISTENCE OF WELL-POSITIONED COMPETITORS. The Company competes principally in two markets: (1) the market for flood insurance outsourcing services and (2) the market for other P&C insurance outsourcing services. The markets for these services are highly competitive.

         The market for flood insurance outsourcing services is dominated by the Company and several principal competitors, including Fiserv, Inc. and Electronic Data Systems, Inc. Over the past year, the number of competitors in the market has been reduced due to several consolidating acquisitions by certain principal competitors. The Company competes for these outsourcing customers largely on the basis of price, customer service and responsiveness.

         The market for other P&C insurance outsourcing services is fragmented. In the policy administration services segment of this market, principal competitors include Policy Management Services Corporation and Trumbull Services Corporation. In this segment of the market, the Company competes for customers largely on the basis of customer services, performance and price. The claim administration services segment of the P&C outsourcing market also is highly fragmented, with competition from a large number of claims administration companies of varying size, as well as independent contractors. Competition in this segment of the outsourcing market is principally price driven. Competitors include Lindsey Morden Claim Services, Inc., Crawford & Company, Inc. and GAB Robbins, Inc.

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

         Certain of the Company's competitors in each of its markets have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company, including name recognition with current and potential customers. As a result, these competitors may devote more resources to the development, promotion and sale of their services or products than the Company and respond more quickly to emerging technologies and changes in customer requirements. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressure faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

         POTENTIAL LIABILITY TO CLIENTS. Many of the Company's contractual engagements involved projects that are critical to the operations of its clients' business and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company may attempt to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its services, there can be no assurance that the limitations of liability, if any, set forth in its service contracts will be enforceable in all instances or would otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage, or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON TREND TOWARD OUTSOURCING. The Company's business and growth depend in large part on the insurance industry's trend toward outsourcing administration and information technology services. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. A significant change in the direction of this trend could have a material adverse effect on the Company's business, financial condition and results of operations.

         VOLATILITY OF STOCK PRICE; IMPACT OF DE-LISTING. The Company believes that various factors such as general economic conditions and changes or volatility in the financial markets, changing market conditions, and quarterly or annual variations in the Company's financial results, some of which are unrelated to the Company's performance, could cause the market price of the Common Stock to fluctuate substantially.

         Effective the close of business on February 21, 2001, the Company's Common Stock was de-listed from trading on the Nasdaq National Market due to the Company's inability to remain in compliance with certain maintenance standards required for continued listing on the Nasdaq National Market. Since that time, the Common Stock has been eligible to trade on the OTC Bulletin Board. The Common Stock does not now, and may never, meet the requirements for re-listing on the Nasdaq National Market. The Company's inability to list its Common Stock on the

Nasdaq National Market substantially reduces the liquidity of, and market for, the Common Stock.

ITEM 2.  PROPERTIES

         The following table sets forth certain information with respect to the principal facilities used in the Company's operations:

                                        SQUARE
LOCATION                                 FEET                 FUNCTIONS                   LEASE EXPIRATION
---------------------------             ------       --------------------------           ----------------
St. Petersburg, Florida (1)             44,030       Corporate Headquarters and           December, 2003
                                                     Outsourcing Services
St. Petersburg, Florida (1)              4,650       Information Technology               April, 2002 (2)
St. Petersburg, Florida                 12,740       Outsourcing Services                 August, 2005 (2)
St. Petersburg, Florida                 35,500       Outsourcing Services                 February, 2005 (2)
Dunedin, Florida                         5,200       Outsourcing Services                 February, 2007

--------------

(1)      Each of these facilities is leased from BIG.
(2) The Company has the option to renew each of these leases for an additional period.

         The Company believes that its existing facilities and additional or alternate space available to it are adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company's Common Stock pursuant and/or traceable to the registration statement for the Company's February 1999 initial public offering (the "IPO"). The lawsuits were consolidated on December 1, 2000, and the consolidated action's proceeding under Case No. 8:00-CV-2013-T-26MAP. The plaintiff's Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendants the following parties: the Company; BIG; Venture Capital Corporation, a selling shareholder in the IPO; the five inside directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to (i) the Company's ability to integrate Geotrac's flood zone determination business with the Company's own flood zone determination business and with its insurance outsourcing services business; (ii) actual and anticipated synergies between the Company's flood zone determination and outsourcing services business lines; and
(iii) the Company's use of the IPO proceeds. The complaint seeks unspecified damages, including interest, and equitable relief, including a rescission remedy. On March 26, 2001, the Company, BIG and the five inside director defendants filed a motion to dismiss the plaintiffs' complaint for, among other things, failure to allege material misstatements and/or omissions in the roadshow presentations, registration statement and/or prospectus relating to the IPO. On July 11, 2001, U.S. District Judge Richard A. Lazzara denied all of the defendants' motions to dismiss the complaint.

         The case has been set for trial during the trial term commencing May 5, 2003, and active discovery is proceeding. Management of the Company believes the material allegations of the complaint are without merit and intends to vigorously defend the lawsuit. No assurances can be given, however, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

         Bankers Insurance Company ("BIC"), a subsidiary of BIG, and Bankers Life Insurance Company ("BLIC") and Bankers Security Insurance Company ("BSIC"), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charged BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notified BIC, BLIC and BSIC that the Insurance Commissioner intended to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida. Effective February 6, 2002, BIC, BLIC and BSIC entered into a Consent Order with the DOI pursuant to which the DOI's administrative action against BIC, BLIC and BSIC was dismissed. Also pursuant to this Consent Order, such entities were ordered to pay penalties totaling
$1 million (consisting of a fine of $700,000 and reimbursement of attorneys' fees of $300,000), Robert M. Menke was prohibited from acting as chairman or an officer of any of such entities for a period of three (3) years, another executive officer of each of these entities was removed from such positions, and certain other compliance-related requirements were imposed. BIG has advised the Company that the terms of the Consent Order should not have a material adverse effect on the business and/or operations of BIG, but no assurances can be given in this regard.

         On November 19, 1999, the United States, on behalf of the Federal Emergency Management Agency ("FEMA"), filed a civil action against BIC in the United States District Court for the District of Maryland stemming from FEMA's investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program ("NFIP"). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act. The complaint further alleges various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million, as well as treble, punitive and consequential damages, costs and interest. The suit is currently stayed pending arbitration following a decision by the United States Court of Appeals for the Fourth Circuit in favor of BIC on its motion to stay the litigation pending arbitration. The government has not appealed the Fourth Circuit Court of Appeal ruling requiring arbitration and the case is stayed pending arbitration. By letter dated January 30, 2002, FEMA notified Bankers that it intends to move forward with arbitration and set forth proposed procedures. BIC has further informed the Company that it intends to vigorously defend against the action, but no assurances can be given as to the outcome thereof. However, BIG has advised the Company that an adverse judgment in this action should not have a material adverse affect on the business and/or operations of BIC, although no assurances can be given in this regard.

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

         The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company's financial position, results of operations, or liquidity, although no assurances can be given in this regard.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a Special Meeting of Shareholders held on December 26, 2001, one matter was submitted to a vote of shareholders. At such meeting, the Company's shareholders approved the sale by the Company of all the issued and outstanding shares of capital stock of its then wholly-owned subsidiary, Geotrac, pursuant to the Stock Purchase Agreement. See "Item 1. Business - Geotrac Sale."


     The following table sets forth certain information with respect to the vote on such matter:

                                     SHARES VOTED
      SHARES VOTED FOR                 AGAINST                   ABSTENTIONS              BROKER NON-VOTES
      ----------------           --------------------            -----------              ----------------
         10,621,544                     46,250                        0                           0

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In February 1999, the Company completed an initial public offering of its Common Stock. Until February 21, 2001, the Company's Common Stock was traded on the Nasdaq National Market under the symbol "INMG." Effective the close of business on February 21, 2001, the Company's Common Stock was de-listed from trading on the Nasdaq National Market due to the Company's inability to remain in compliance with certain maintenance standards required for continued listing on the Nasdaq National Market. Since that time, the Common Stock has been eligible to trade on the OTC Bulletin Board. The OTC Bulletin Board is operated by the National Association of Securities Dealers, Inc. as a forum for electronic trading and quotation.

         The following table sets forth: (i) the high and low closing sales prices per share as reported by the Nasdaq National Stock Market for the Common Stock for the periods indicated through February 21, 2001; and (ii) the high and low bid prices per share as reported by the OTC Bulletin Board for periods after February 26, 2001. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

(i)                                                                 HIGH          LOW
                                                                   ------        ------
         YEAR ENDED DECEMBER 31, 2000
           First quarter ended March 31, 2000 .............        $ 3.75        $ 2.00
           Second quarter ended June 30, 2000 .............          2.75          1.13
           Third quarter ended September 30, 2000 .........          1.94          1.16
           Fourth quarter ended December 31, 2000 .........          1.28           .41
         YEAR ENDED DECEMBER 31, 2001
           January 1, 2001 through February 21, 2001 ......           .94           .56
           February 22, 2001 through March 31, 2001 .......           .78           .31
           Second quarter ended June 30, 2001 .............          1.44           .38
           Third quarter ended September 30, 2001 .........          2.37          1.35
           Fourth quarter ended December 31, 2001 .........          3.20          2.00

(ii)                                                                HIGH          LOW
                                                                   ------        ------
         YEAR ENDED DECEMBER 31, 2001
           January 1, 2001 through February 21, 2001               $  .94        $  .56
           February 26, 2001 through March 31, 2001 .......           .44           .32
           Second quarter ended June 30, 2001 .............          1.40           .37
           Third quarter ended September 30, 2001 .........          2.35          1.15
           Fourth quarter ended December 31, 2001 .........          3.25          2.01

         As of March 18, 2002, there were 47 record holders of the Company's Common Stock.

         The Company did not pay any dividends in either 2000 or 2001. The Company currently does not anticipate paying any dividends in the foreseeable future, although no assurances can be given in this regard.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The following selected consolidated financial data of the Company as of and for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 has been derived from the Company's audited consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                                           YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                    1997             1998             1999            2000              2001
                                                  --------         --------         --------         --------         --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues
   Outsourcing services ..................        $ 30,974         $ 39,571         $ 52,805         $ 46,855         $ 57,114
                                                  --------         --------         --------         --------         --------
         Total revenues ..................          30,974           39,571           52,805           46,855           57,114
Expenses
   Cost of outsourcing services ..........          23,027           28,154           38,939           37,695           41,903
   Selling, general and
       administrative ....................           2,257            3,428            6,601            7,439            6,945

   Management services from Parent
                                                     2,004            3,156            2,165            1,861            1,327
   Deferred compensation
       (non-recurring item) ..............              --              728               --               --               --
   Depreciation and amortization .........             394            2,237            3,230            3,024            2,973
                                                  --------         --------         --------         --------         --------
         Total expenses ..................          27,682           37,703           50,935           50,019           53,148
                                                  --------         --------         --------         --------         --------
Operating income/(loss) ..................           3,292            1,868            1,870           (3,164)           3,966
Interest income ..........................              --              332              342              307              282
Interest expense (1) .....................            (300)          (1,268)            (255)             (61)              (6)
                                                  --------         --------         --------         --------         --------
Income/(loss) before income taxes and
       discontinued operations ...........           2,992              932            1,957           (2,918)           4,242

Provision/(benefit) for income taxes .....
                                                     1,215              501              832             (731)           1,376
                                                  --------         --------         --------         --------         --------
Income/(loss) before
       discontinued operations ...........           1,777              431            1,125           (2,187)           2,866
Income from operations of
       discontinued operations, net ......           1,633            3,422            2,070            1,678            2,413
       of income tax
(Loss) on disposal of
       discontinued operations, net ......              --               --               --               --           (2,826)
       of income tax
                                                  --------         --------         --------         --------         --------
Net income/(loss) ........................        $  3,410         $  3,853         $  3,195         $   (509)        $  2,453
                                                 ========         ========         ========         ========         ========
Net income/(loss) per common share
                                                  $    .34         $    .38         $    .26         $   (.04)        $   0.19
                                                  ========         ========         ========         ========         ========
Weighted average common shares
       outstanding (2) ...................          10,000           10,264           12,448           12,794           12,795
                                                  ========         ========         ========         ========         ========
Dividends declared on common stock
       (3) ...............................        $  3,500         $  1,100         $     --         $     --         $     --
                                                  ========         ========         ========         ========         ========

                                                                                  DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                    1997             1998             1999             2000             2001
                                                  --------         --------         --------         --------         --------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital/(deficiency) .............        $ (1,486)        $ (9,129)        $  2,805         $  3,293         $ 25,008
Total assets .............................        $ 12,728         $ 31,580         $ 37,462         $ 39,581         $ 40,999
Long-term debt, less current portion .....
                                                  $  1,938         $  1,428         $    185               --               --
Notes payable-affiliates, less
       current portion ...................              --         $  4,028               --               --               --
   Total shareholders' equity ............        $    170         $  8,689         $ 32,885         $ 33,113         $ 34,410

(1) Dividends declared on Preferred Stock for the years ended December 31, 1997 and 1998 were $229,315 and $189,370, respectively, and are included in interest expense.
(2) In February 1999, the Company completed an initial public offering ("IPO") of 3,350,000 shares of Common Stock at a price of $11.00 per share. Of the 3,350,000 shares sold in the

         IPO, 1,350,000 were sold by Venture Capital Corporation, a Cayman Islands company, and the remaining 2,000,000 shares were sold by the Company. The offering generated net proceeds to the Company of $19,164,000, after deducting offering expenses of approximately $1,296,000 paid by the Company.
(3) In December 1997 and June 1998, the Company paid dividends of $3.5 million and $1.1 million, respectively, to BIG. The Company currently anticipates that all of its earnings will be retained for operating purposes and does not anticipate declaring or paying any cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, as well as the risk factors highlighted above in "Item 1. Business - Risk Factors".

OVERVIEW

         Insurance Management Solutions Group, Inc. (together with its subsidiaries, the "Company") is a holding company that was incorporated in the State of Florida in December 1996 by Bankers Insurance Group, Inc. (together with its subsidiaries, BIG), which contributed to the Company two of its wholly-owned operating subsidiaries, Insurance Management Solutions, Inc. ("IMS") and Bankers Hazard Determination Services, Inc. ("BHDS") that were previously formed in August 1991 and June 1988, respectively.

         In July 1997, the Company acquired a 49% interest in Geotrac, Inc. and in July 1998 acquired the remaining 51% interest. Geotrac was subsequently merged into BHDS with the surviving company being known as Geotrac of America, Inc ("Geotrac"). In January 1999, the Company acquired Colonial Claims. On December 28, 2001, the Company sold Geotrac in exchange for $19 million in cash, 524,198 shares of the Company's Common Stock, and certain other contractual considerations (see Item 1. Business - Geotrac Sale).

         The Company provides outsourcing services to the property and casualty ("P&C") insurance industry with an emphasis on providing these services to the flood insurance market. The Company's outsourcing services include policy and claims administration (policy issuance, billing and collection functions, claims adjusting and processing) as well as information technology services. BIG is the Company's principal customer, accounting for approximately 60.2%, of the Company's total revenues (including discontinued operations) and 82.6% of the Company's outsourcing revenues from continuing operations in 2000 and approximately 47.6% of the Company's total revenues and 67.0% of the Company's outsourcing revenues in 2001. Big is a diversified group of P&C insurance companies with premium writings in all 50 states. BIG's principal lines of business include flood, homeowners and automobile insurance lines. From 1996 to 2001, BIG's total annual written premiums increased from $235 million to $351 million.

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

         Effective January 1, 1998, the Company entered into a written service agreement (collectively, the "Service Agreements") with each of BIC, BSIC and FCIC, all direct or indirect subsidiaries of BIG. These service agreements modified the existing arrangements to (i) expand the services provided by the Company to include policy administration for certain automobile lines of business, (ii) recognize claims outsourcing revenue based not on a cost reimbursement basis, but rather on a percentage of earned premiums and, with respect to certain types of claims, a percentage of incurred losses, and (iii) implement a change in fee structure from a percentage of incurred loss to a percentage of earned premiums with respect to homeowners claims services. These changes were negotiated in order to effect more uniform revenue recognition. To obtain BIG's agreement to such changes, the Company, in turn, agreed to the revised fee structure with respect to homeowners claims services.

         On April 13, 2001, the Company entered into a Letter Agreement with BIG, BIC, BSIC, and FCIC (the "Letter Agreement"). Pursuant to the Letter Agreement, the Service Agreements were amended effective June 1, 2001 to, among other things, modify certain of the service fees payable thereunder and eliminate data and technical support services from the administrative services to be provided by the Company thereunder. If the amendments to the Service Agreements had been in effect for the fiscal year ended December 31, 2000, the Company's affiliated outsourcing revenues, which totaled approximately $38 million on an actual basis, would have been approximately $30 million on a pro forma basis. See "Certain Relationships and Related Transactions - Letter Agreements".

         Effective as of October 1, 2001, the Company entered into a new service agreement with BIC, BSIC and FCIC (the "New Service Agreement"). The New Service Agreement replaced the Service Agreements, as amended by the Letter Agreement. See "Future Trends" below and "Item 13. Certain Relationships and Related Transactions-New Service Agreement".

         Outsourcing service revenues are principally derived from written and earned insurance premiums. Such premiums are affected by seasonal fluctuations in volume of new and renewal policies received. Outsourcing service revenues generated from the flood and homeowners lines of business increased in the late second quarter and peaked during the third quarter in conjunction with home sales. In the Company's experience, increased levels of flood insurance purchases occur in the Southeastern United States during the second and third quarters in anticipation of the onset of the hurricane season.

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

         Management services from Parent were previously charged to the Company under an administration agreement with BIG for common costs that were incurred by BIG. These common costs included human resources, legal, corporate planning and communications, cash management, certain executive management and rent. On April 13, 2001, the Company and BIG entered into the Letter Agreement. Pursuant to the Letter Agreement, the administration agreement was terminated effective April 1, 2001.

         During the year ended December 31, 2001, the Company's outsourcing services business segment generated operating income of approximately $4.0 million. This operating income was primarily due to an increase in revenue from the impact of Tropical Storm Allison, which storm occurred in June 2001. In an effort to improve the operating results of its outsourcing services business segment, the Company reduced its workforce by approximately 50 employees in February 2001.

FUTURE TRENDS

         Effective October 1, 2001, the Company entered into the New Service Agreement with BIC, BSIC and FCIC. The New Service Agreement replaced the Service Agreements, as amended by the Letter Agreement. Pursuant to the New Service Agreement, the Company provides policy administration, claims administration and data processing services to such entities in connection with their flood, homeowners and automobile lines of business, and claims administration and data processing services for all such entities' other property and casualty lines of business.

         Under the New Service Agreement, each entity pays the Company as follows: (1) for its policy administration services a monthly fee based upon direct written premiums for the flood, homeowners and automobile insurance programs; (2) for its claims administration services a monthly fee based upon direct earned premiums for the property, casualty, automobile property, automobile casualty and flood insurance programs (in addition, a monthly fee based upon direct incurred losses is charged for flood claims administration and a reimbursement not to exceed 5% of direct incurred losses from a single event in excess of $2 million is charged to property claims); (3) for its data processing services, a monthly fee based upon direct written premiums for all insurance programs; and (4) for certain customer services such as mailroom, policy assembly, records management and cash office a monthly fee based upon direct written premiums (except, if provided in connection with their flood, homeowner and automobile insurance lines, where no such fees are imposed). The New Service Agreement is for an initial term of five years, subject to termination thereafter upon 90 days written notice. The New Service Agreement further provides for the renegotiation of rates in good faith after the first three years of the initial term.

         The New Service Agreement modified the existing arrangements under the Service Agreements by, among other things: (i) reducing the base fees charged for certain lines of business; (ii) providing for tiered pricing based on the volume of business processed electronically rather than manually; (iii) providing for the pass-through to BIG of flood loss adjustment expenses for outsourcing services; and (iv) providing for the pass-through to BIG of all postage expenses and third-party information services incurred by the Company in connection with its performance under the New Service Agreement. For financial statement purposes these expense pass-throughs are considered revenues. If the New Service Agreement had not been in effect, the Company's affiliated outsourcing service fee and pass-through revenue for the fourth quarter of 2001, which totaled approximately $5.9 and $1.1 million on an actual basis, would have been approximately $6.5 and $-0- million under the previous agreement on a pro forma basis. The Company believes that any anticipated reduction in affiliated outsourcing service fee revenues resulting from the implementation of such service fee changes under the New Service Agreement will be largely offset by the corresponding increase in revenues from the pass-through (reimbursement) of flood loss adjustment expenses, postage expenses and third-party information services, although no assurances can be given in this regard. Moreover, as of October 1, 2002, the Company will again become directly responsible for the payment of postage expenses under the terms of the New Service Agreement. If the New Service Agreement had not been in effect for the fourth quarter of 2001, such postage expenses, which totaled $475,000 and were passed through to BIG, would have been expenses borne by the Company.

         Over the past year, BIG has experienced several changes in its business and operations, certain of which are expected to reduce the need for the Company's services for the foreseeable future. In November 2001, BIG ceased writing further workers compensation insurance altogether. Although the Company will continue to provide services in connection with the run-off of this business, such run-off business is not expected to generate material revenues for the Company in 2002.

         In addition, effective February 2002, BIG sold its Florida wind-inclusive homeowners policies to an unaffiliated third party, and the Company is no longer servicing these policies. While BIG has informed the Company that it will continue to write wind-exclusive homeowners policies, revenues from the processing of homeowners business on behalf of BIG is expected to be reduced significantly for the foreseeable future. If BIG were to exit or sell off any additional lines of business, this could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company anticipates making further staffing and other related expense reductions in response to the foregoing changes in BIG's business. Nevertheless, if the Company is unable to replace these revenues or reduce its expenses accordingly, the loss or material decrease in business from BIG could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected operating results of the Company as a percentage of total revenues:

                                                                                   -----------------------------------
                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------
                                                                                   1999            2000           2001
                                                                                   -----          -----          -----
         REVENUES
            Outsourcing services .........................................         100.0%         100.0%         100.0%
                                                                                   -----          -----          -----
                  Total revenues .........................................         100.0          100.0          100.0
                                                                                   -----          -----          -----
         EXPENSES
            Cost of outsourcing services .................................          73.7           80.5           73.4
            Selling, general and administrative ..........................          12.6           15.8           12.2
            Management services from Parent ..............................           4.1            4.0            2.3
            Depreciation and amortization ................................           6.1            6.5            5.2
                                                                                   -----          -----          -----
                  Total expenses .........................................          96.5          106.8           93.1
                                                                                   -----          -----          -----
         Operating income ................................................           3.5           (6.8)           6.9
         Interest income .................................................           0.7            0.7            0.5
         Interest expense ................................................          (0.5)          (0.1)            --
                                                                                   -----          -----          -----
         Income before income taxes and discontinued operations ..........           3.7           (6.2)           7.4
         Provision/(Benefit) for income taxes ............................           1.6           (1.6)           2.4
                                                                                   -----          -----          -----
         Income before discontinued operations ...........................           2.1           (4.6)           5.0
         Income/(loss) from operations of discontinued operations ........           3.9            3.6            4.2
         Gain/(loss) on disposal of discontinued operations ..............            --             --           (4.9)
                                                                                   -----          -----          -----
         Net income/(loss) ...............................................           6.0%          (1.0)%          4.3%
                                                                                   =====          =====          =====

COMPARISON OF THE YEARS-ENDED DECEMBER 31, 2001 AND 2000

CONTINUING OPERATIONS

         Outsourcing Services Revenues. Outsourcing services revenues increased 21.7% to $57.1 million in 2001 from $46.9 million in 2000. The increase was primarily attributable to the impact of Tropical Storm Allison, which storm occurred during June 2001. The increase in revenue related to processing for this storm was approximately $12.0 million, including an increase of $2.2 million in Affiliated Revenue and an increase of $9.8 million in Unaffiliated Revenue (of which $7.8 million related to Colonial Claims, the Company's claims catastrophe subsidiary). Additionally, revenues from the Company's automobile line of business increased approximately $1.2 million in 2001 as compared to 2000 due principally to significant volume increases in new affiliated business from its non-standard automobile line. The foregoing increases were partially offset by a decrease in revenue from a third-party outsourcing customer for which the Company has only been processing run-off business since the beginning of 2001.

         Cost of Outsourcing Services. Cost of outsourcing services increased 11.1% to $41.9 million in 2001 from $37.7 million in 2000. As a percentage of outsourcing services revenues, cost of outsourcing services decreased to 73.4% in 2001 from 80.4% in 2000. The increase in the dollar amount of cost of outsourcing services was primarily attributable to an increase in revenue from the Company's claims catastrophe subsidiary, which pays approximately 70% of each dollar of revenue received to the independent adjusters who adjust the claims on such subsidiary's behalf. The increase also resulted from the addition of a new document imaging system and the opening of a new document output center in late 2000, with related new costs for equipment and services. The increase was partially offset by a decrease of $3.8 million in payroll costs due to two staff reductions completed in late 2000 and early 2001 and the reduction of the Company's information technology staff in June 2001, coupled with a decrease in contract labor/consulting costs of $779,000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 6.8% to $6.9 million in 2001 from $7.4 million in 2000. This decrease of $500,000 was primarily attributable to a decrease in payroll costs as a result of previously-noted staff reductions and the completion of certain severance payment obligations, partially offset by the continued assumption of certain administrative services that were previously provided to the Company by BIG under a management service agreement and a $200,000 provision recorded during the fourth quarter related to billing adjustments under the New Service Agreement and already paid to the Company by BIG.

         Management Services from Parent. Management services from Parent decreased 31.6% to $1.3 million in 2001 from $1.9 million in 2000. The decrease was primarily related to the assumption of certain administrative services, including human resources, which were previously provided to the Company by BIG under a management service agreement.

         Interest Expense. Interest expense decreased 90.2% to $6,000 in 2001 from $61,000 in 2000. This decrease resulted primarily from the payment of substantially all of the Company's remaining outstanding debt obligations during 2000 and 2001. The nominal amount booked for the period relates to expenses for capital leases for information technology equipment; these leases expired during the fourth quarter of 2001.

         Provision/(Benefits) for Income Taxes. The Company's effective income tax/(benefit) rates were 32.4% and (25.1%) in 2001 and 2000, respectively. The effective tax/(benefit) rates reflect various non-deductible items, including goodwill recognized in connection with the acquisition of Colonial Claims in January 1999. For additional information on the reconciliation of the Company's effective income tax rate to the federal statutory income tax rate, see "Note 10
- Income Taxes", in "the Notes to the Consolidated Financial Statements".

DISCONTINUED OPERATIONS

         For selected financial information on discontinued operations, see "Note 3. - Discontinued Operations", in the "Notes to Consolidated Financial Statements".

         Income from discontinued operations, net of income tax, increased 41.2% to $2.4 million in 2001 from $1.7 million in 2000 and is comprised of the following:

         Flood Zone Determination Services Revenue. Flood zone determination services revenue increased 28.1% to $21.9 million in 2001 from $17.1 million in 2000. The increase was primarily attributable to an increase in the number of flood zone determinations processed by Geotrac during 2001 as compared to 2000. The increase in the number of flood zone determinations processed was primarily due to a continued low mortgage interest rate market. These attractive interest rates resulted in a corresponding increase in mortgage refinancing activity and loan originations, which historically drive the demand for flood zone determinations.

         Cost of Flood Zone Determination Services. Cost of flood zone determination services increased 18.2% to $9.1 million in 2001 from $7.7 million in 2000. As a percentage of flood zone determination services revenues, cost of flood zone determination services decreased to 41.6% for 2001 from 45.0% in 2000. The increase in the dollar amount of cost of flood zone determination services was primarily attributable to corresponding increases in revenues related to flood zone determinations.

         The cost of flood zone determination services is exclusive of a fourth quarter of 2001 write-off of capitalized software of approximately $1.3 million. Principally during the fourth quarter of 2001, Geotrac's management, with Geotrac's Board approval, decided to abandon further development of many components of a new software system that had been in process since 1999. The decision was based on various factors including funding limitations, other available strategies, and technical difficulties.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

CONTINUING OPERATIONS

         Outsourcing Services Revenues. Outsourcing services revenues decreased 11.2% to $46.9 million in 2000 from $52.8 million in 1999. The decrease was attributable in part to the fact that revenue generated under an affiliated technical support services arrangement decreased to $0 in 2000 from $1.3 million in 1999. The decrease in outsourcing services revenues also was attributable to the expiration as of December 31, 1999 of certain minimum service fee arrangements established effective April 1, 1999 with affiliated insurers to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that had not grown as rapidly as originally anticipated. If such minimum service fee requirements with respect to said lines of business had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $41.5 million in 1999, would have been $39.7 million in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999.

         The decrease in outsourcing services revenues was also due to a decrease in the volume of flood and wind damage claims administered by the Company's outsourcing operations during the year 2000 as compared to 1999. During 2000, the Company recognized revenues of approximately $4.6 million primarily from the administration of property damage claims resulting from a tropical depression that caused extensive flooding, which storm occurred during the fourth quarter of 2000. In comparison, the Company recognized revenues totaling approximately $9.6 million during 1999 from the administration of property damage claims resulting from Hurricane Georges, which storm occurred in September 1998, and from Hurricanes Floyd and Irene, which storms occurred during the fourth quarter of 1999. Additionally, a decline in the volume of automobile premium processed on behalf of the Company's affiliated customers contributed to the decrease in outsourcing services revenues during 2000. These decreases in outsourcing services revenues were partially offset by (i) an increase in outsourcing services revenues generated under an automobile claims processing agreement, entered into April, 2000, with an unaffiliated customer,
(ii) an increase in flood premium processed on behalf of the Company's unaffiliated customers, and (iii) an increase in flood, homeowners and commercial premium processed on behalf of the Company's affiliated customers.

         Cost of Outsourcing Services. Cost of outsourcing services decreased 3.1% to $37.7 million in 2000 from $38.9 million in 1999. As a percentage of outsourcing services revenues, however, cost of outsourcing services increased to 80.4% in 2000 from 73.7% for the corresponding period in 1999 primarily as a result of the decrease in the dollar amount of outsourcing services revenues in 2000 as compared to 1999. The decrease in the dollar amount of cost of outsourcing services was primarily attributable to a decrease in revenue from the Company's claims catastrophe subsidiary, which pays approximately 70% of each dollar of revenue received to the independent adjusters who adjust the claims on such subsidiary's behalf. The decrease in the dollar amount of expenses from the Company's claims catastrophe subsidiary was partially offset by (i) increases in the Company's personnel costs due to staff additions and the use of contract programmers to develop and staff new unaffiliated programs and
(ii) an increase in facilities costs due to the occupancy of the Company's new operating and call center facility.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.1% to $7.4 million in 2000 from $6.6 million in 1999. The increase in selling, general and administrative expenses was primarily attributable to (i) the continued assumption of certain administrative services, including human resource, agency accounting, cash management and legal services that were previously provided to the Company under the management service agreement with BIG, and (ii) the recognition of $338,000 in additional compensation expense (of which approximately $102,000 relates to 1999) resulting from the vesting of benefits payable to certain current and former officers and directors of the Company under the Amended and Completely Restated Phantom Stock Plan (the "BFC Plan") of Bankers Financial Corporation ("BFC"), the parent corporation of BIG, and the Amended and Restated Phantom Stock Plan (the "VCC Plan") of Venture Capital Corporation ("VCC"). The foregoing compensation charge is a non-recurring, non-cash item to the Company, as all such benefits under such plans were fully vested as of September 30, 2000 and constitute the respective obligations of BFC and VCC, not the Company. In addition, the offset to such compensation expense is an increase to additional paid-in capital, since the ultimate cash obligations under these plans are that of BFC and VCC, respectively, and not of the Company.

         Management Services from Parent. Management services from Parent decreased 13.6% to $1.9 million in 2000 from $2.2 million in 1999. This decrease was primarily related to the continued assumption by the Company of certain administrative services, including human resources, agency accounting, cash management and legal services, that were previously provided to the Company under the management service agreement with BIG. Such decrease was partially offset by both an increase in rent expense from BIG as a result of an annual rent escalation and an increase in the square footage being leased.

         Interest Expense. Interest expense decreased 76.1% to $61,000 in 2000 from $255,000 in 1999. This decrease was primarily related to the early repayment of most of the Company's debt obligations during 1999 from the net proceeds received by the Company from its initial public offering in February 1999.

         Provision for Income Taxes. The Company's effective income tax rates were 25.1% and 42.5% in 2000 and 1999, respectively. The decrease in the effective tax rate during 2000 reflects lower pretax income as well as various non-deductible items, including goodwill recognized in connection with the acquisition of Colonial Claims in January 1999.

DISCONTINUED OPERATIONS

         Income from Discontinued Operations, net of income tax, decreased 19.0% to $1.7 million in 2000 from $2.1 million in 1999, related to the following:

         Flood Zone Determination Services Revenues. Flood zone determination services revenues decreased 10.9% to $17.1 million in 2000 from $19.0 million in 1999. This decrease was primarily attributable to the termination of the Company's "life-of-loan" insurance policy, effective April 1, 1999, under which, prior to the termination of the policy, the Company was compensated for performing flood zone re-determinations for certain existing customers. Prior to the termination of the life-of-loan policy, the Company paid an insurance premium for every flood zone determination issued which required life-of-loan tracking. In exchange for the premium, the Company received a fixed amount for every flood zone determination that had to be reissued as a result of a change in the underlying flood zone classification of a property. Additionally, a decrease in the average selling price per flood zone determination, resulting from (i) increased pricing pressures and (ii) an increase in the number of automated flood zone determinations processed by the Company on behalf of other flood zone vendors at reduced rates, contributed to the decrease in flood zone determination services revenues during 2000. These decreases in flood zone determination services revenues were partially offset by an increase in number of flood zone determinations processed during 2000 as compared to 1999.

         Cost of Flood Zone Determination Services. Flood zone determination services decreased 4.9% to $7.7 million in 2000 from $8.1 million in 1999. As a percentage of Flood zone determination services revenues, cost of Flood zone determination services increased to 45.0% in 2000 from 42.2% in 1999. The increase resulted primarily from the decrease in the dollar amount of flood zone determination services revenues during 2000 as compared to 1999, partially offset by (i) various production workflow changes made during 1999 that enabled the Company to increase employee productivity and reduce operating expenses, primarily personnel related costs, and (ii) increased utilization of a flood zone determination vendor, located in India, which has been able to perform manual flood zone determinations at costs significantly below U.S. market rates.

LIQUIDITY AND CAPITAL RESOURCES

         During 2001, the Company's principal sources of liquidity consisted of cash on-hand, cash flows from operations, and cash proceeds from the sale of the Company's Geotrac subsidiary in late December 2001. Prior to 2001, the Company funded its operations through cash generated from operations, receipt of service fees advanced from BIG and available borrowings under the Company's revolving line of credit (which line of credit was terminated by the bank in December
2000). Bank borrowings were used to finance fixed asset purchases.

         The Company received net cash proceeds of approximately $18.2 million as a result of the sale of its Geotrac subsidiary in late December 2001. Prior to the consummation of the sale of Geotrac, the Company was party to a Corporate Governance Agreement, dated July 31, 1998, with Geotrac and Daniel J. White ("Mr. White"), setting forth certain terms and conditions pertaining to the operation of Geotrac. Pursuant to this Corporate Governance Agreement, Mr. White could impede the Company's ability to access excess cash balances retained by its Geotrac subsidiary.

         On April 13, 2001, the Company entered into a Commitment Letter to advance service fee payments (the "Commitment Letter") with BIG pursuant to which BIG has agreed to advance to the Company, beginning June 1, 2001, up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under the Service Agreements. Such advances are available to the Company beginning June 1, 2001 continuing through December 1, 2002 and shall be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter shall constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance.

         On August 14, 2001, the Company entered into a Credit and Security Agreement with BIG (together with the related loan documentation, the "Credit Agreement"), pursuant to which the Company established a short-term, secured line of credit in favor of BIG in the amount of up to $5.0 million (the "Line of Credit"). The principal purpose of the Line of Credit is to assist BIG, the Company's principal customer and shareholder, with certain short-term working capital needs. Pursuant to the Credit Agreement, all unpaid principal and interest became due and payable in full on February 28, 2002. As of such date, BIG owed the Company an aggregate of approximately $5.0 million under the Line of Credit. On March 14, 2002, the Company and BIG amended the Credit Agreement (the "Amended Credit Agreement") to extend the Line of Credit until May 31, 2002. Pursuant to the Amended Credit Agreement, interest is payable monthly on amounts outstanding under the Line of Credit at an annual rate equal to the Prime Rate (4.75% at December 31, 2001) as defined in the Amended Credit Agreement, plus 1.5%. As of March 31, 2001, the aggregate principal amount outstanding under the Line of Credit was $5.0 million.

          The Line of Credit is secured by (i) a first lien security interest in all accounts and contract rights of Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG ("BUI"), with insurance agents (including but not limited to general agents with respect to the sale of federal flood insurance) (collectively, the "Flood Book"), and (ii) an option (the "Option") to purchase from BIG the outstanding capital stock, consisting of 10,898 shares (the "Option Shares") of common stock $318 par value per share, of FCIC, a New York insurance company licensed in all fifty states. As of March 31, 2002, management of the Company believes the fair market value of the Flood Book exceeds the aggregate principal amount of the Line of Credit.

          The Company has been advised by BIG that it is considering various methods of satisfying its obligations under the Line of Credit, including the possible sale of certain of its assets. No assurances can be given, however, that payment in full of all amounts due and owing under the Line of Credit will be received on a timely basis. See "Item 13. Certain Relationships and Related Transactions-Secured Line of Credit".

          The Company believes that cash on-hand (including the net cash proceeds from the Geotrac sale) and cash flows from operations will be sufficient to support the Line of Credit and to satisfy the Company's currently anticipated working capital requirements for the foreseeable future. See "Recent Trends" above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Company and its independent certified public accountants' report are set forth on pages F-1 through F-45 of this report:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 2000 and 2001

         Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001

         Consolidated Statement of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants on Schedule I

         Schedule I -- Condensed Financial Information of Registrant

         Notes to Condensed Financial Information of Registrant

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The Company's Board of Directors consists of eight members divided into three classes, with the members of each class serving three-year terms expiring at the third annual meeting of shareholders. The following table sets forth information, as of March 18, 2002, regarding the directors and executive officers of the Company.

                                                                                                   TERM AS
                                                                                                   DIRECTOR
NAME                             AGE     POSITION                                                  EXPIRES
----                             ---     --------                                                  --------
David M. Howard                  40      President, Chief Executive Officer and Director            2001*
David K. Meehan                  55      Chairman of the Board                                      2002
Anthony R. Marando               44      Chief Financial Officer and Secretary                       N/A
Robert G. Gantley                46      Senior Vice President and Chief Operating Officer           N/A
Robert M. Menke                  68      Director                                                   2003
John A. Grant, Jr.               58      Director                                                   2002
William D. Hussey                68      Director                                                   2003
E. Ray Solomon                   72      Director                                                   2003
Alejandro M. Sanchez             43      Director                                                   2001*
John S. McMullen                 58      Director                                                   2001*

------------

         *The Company did not hold an annual meeting of shareholders in 2001. Thus, each director whose term was to expire in 2001 will remain as a director until his successor is duly elected and qualified and will stand for reelection at the next annual meeting of shareholders of the Company.

         DAVID M. HOWARD has served as a Director of the Company since June 2000, as President of the Company since August 1999, and as Chief Executive Officer of the Company since January 2000. Prior to joining the Company, he spent eleven years with BIG. From October 31, 1998 until assuming his duties with the Company, Mr. Howard served as Senior Vice President of each of BIG's insurance subsidiaries, namely Bankers Insurance Company ("BIC"), Bankers Life Insurance Company ("BLIC"), Bankers Security Insurance Company ("BSIC") and First Community Insurance Company ("FCIC"). From October 1996 until assuming his duties with the Company, he also served as Senior Vice President of BIG and President of Bankers Insurance Services, Inc., a subsidiary of BIG. Mr. Howard served as President of Bankers Hazard Determination Services, Inc., the flood zone determination services subsidiary of the Company that was merged with Geotrac, from October 1995 to July 1998, and as Executive Vice President of Bankers Insurance Services, Inc. from December 1991 to October 1996. He also served as a director of Geotrac from July 1998 to December 2001. Prior to joining BIG, Mr. Howard spent several years as an officer in the United States military. He is active in industry organizations and is a member of the Council of Company Executive Officers.

         DAVID K. MEEHAN has served as the Chairman of the Board of Directors and as a Director of the Company since December 1996. He also served as President and Chief Executive Officer of the Company from December 1996 to August 1999 and January 2000, respectively. Mr. Meehan joined BIG in 1976 as Corporate Secretary. He was appointed President of BIG in 1979 and served in such capacity until February 1999. He is currently Vice Chairman of the Board of

BIG. Mr. Meehan is also Vice Chairman of various direct and indirect subsidiaries of BIG including BIC, BSIC, FCIC and BLIC. Mr. Meehan has served on the Board of Governors of each of the Florida Joint Underwriting Association, the Florida Property and Casualty Joint Underwriting Association and the Florida Residential Property and Casualty Joint Underwriting Association. Mr. Meehan is past Director/Vice Chairman of the Florida Insurance Council and past Chairman and President of the Florida Association of Domestic Insurance Companies.

         ANTHONY R. MARANDO has served as Chief Financial Officer of the Company since May 2001 and as Secretary of the Company since November 2001. Prior to joining the Company, Mr. Marando served as Chief Operating Officer of the e-Insurance Division of Selectica, Inc., a software development and e-commerce company, from August 2000 to March 2001. Mr. Marando also served as Director of U.S. Financial Reporting for Canada Life Assurance Company from May 1999 to May 2000 and, prior to that time, served in various financial and administrative capacities with MetLife, Inc. from 1986 to December 1998, most recently as Assistant Vice President in MetLife's Corporate Controller's Department.

         ROBERT G. GANTLEY has served as Chief Operating Officer and Senior Vice President of the Company since January 2000. Prior to that time, Mr. Gantley served as Vice President - Claims of Insurance Management Solutions, Inc. ("IMS"), the Company's principal outsourcing subsidiary, from August 1997 to January 2000. From August 1997 to June 1998, he also served as Vice President - Claims of the Company. Mr. Gantley joined BIG in October 1996 and served as Vice President - Claims of BIC until February 1999. Prior to joining BIG, he was Assistant Director of the Massachusetts State Lottery from 1993 to 1996 and spent over fifteen years with Allstate Insurance Group, most recently as a Territorial Claims Manager from 1989 to 1993. Mr. Gantley has almost twenty years experience in the insurance industry.

         ROBERT M. MENKE has served as a Director of the Company since December 1996. Mr. Menke founded BIG, a holding company chartered in Florida and the Company's principal shareholder, in 1976 and served as its Chairman of the Board from 1979 until December 2000. He was honored as "Insurance Man Of The Year" in 1986 by the Florida Association of Domestic Insurance Companies. Mr. Menke is also a member of the Florida Insurance Council. Mr. Menke was previously Chairman of the Board for BIG and Bankers International Financial Corporation, an indirect parent company of BIG. He also served as Chairman of the Board of each of BIC, BSIC, FCIC and BLIC until February 2002. Mr. Menke is a director of the Florida Windstorm Association and First Community Bank of America.

         JOHN A. GRANT, JR. has been a Director of the Company since December 1996. Since September 2001, Mr. Grant has served as Executive Vice President of Liquidmetal Technologies, a leading developer of products made from amorphous alloys. Mr. Grant was formerly a partner with the law firm of Harris, Barrett, Mann and Dew, retiring in 2000. Mr. Grant was managing partner of the Tampa office and specialized in business and real property law. From 1986 to 2000 he was a member of the Florida State Senate, where he served as Chairman of the Judiciary Committee and where he previously served as the Chairman of the Banking and Insurance, Commerce, Criminal Justice, Education, and Government Reform committees. Mr. Grant has been listed in Who's Who in America and served as an advisor in the United States Department of Education, during the Reagan administration. Mr. Grant has also served on the Advisory Board of the United States Small Business Administration.

         WILLIAM D. HUSSEY has served as a Director of the Company since December 1996. Mr. Hussey is a retired President and Chief Executive Officer of the Florida League of Financial Institutions and is a former advisor for the Florida Bankers Association.

         E. RAY SOLOMON, Ph.D., CLU, has served as a Director of the Company since December 1996. Dr. Solomon is a retired Professor and the former Dean of the College of Business at Florida State University.

         ALEJANDRO M. SANCHEZ has served as a Director of the Company since July 1998. Mr. Sanchez is also Chief Executive Officer of the Florida Bankers Association and has served in such capacity since February 1998. From November 1993 to January 1998, he served as Vice President for Government Affairs of the Florida Bankers Association. He previously served as Senior Corporate Attorney for GTE Information Services in Tampa, Florida. Most recently, President George
W. Bush nominated Mr. Sanchez to be a member of the Federal Retirement Thrift Investment Board. This appointment is pending U.S. Senate confirmation.

         JOHN S. MCMULLEN has served as a Director of the Company since January 2001. Mr. McMullen is a retired President and Chief Executive Officer of Florida Bank of Tampa (including its predecessor, First National Bank of Tampa (f/k/a Enterprise National Bank of Tampa)), having served in such capacity from 1992 until 1999. He also served as a director of Florida Banks, Inc., a publicly-traded bank holding company and the parent company of Florida Bank of Tampa, from August 1998 to March 1999. Prior to joining First National Bank of Tampa in 1992, Mr. McMullen spent 22 years with First Florida Bank, N.A. serving in various capacities, including Senior Vice President/Hillsborough Commercial Banking Group from 1990 to 1992 and Area Executive Vice President/Pinellas County from 1985 to 1990. Since October 2001, Mr. McMullen has served as Vice-Chairman of the Board of PowerCerv Corporation, a publicly-owned Tampa-based company. Mr. McMullen is also Treasurer and a Director of Merchants Association of Florida, Inc.

         Messrs. Robert M. Menke and David K. Meehan are also members of the respective Boards of Directors of various direct and indirect subsidiaries of BIG including BIC, BSIC, FCIC and BLIC, which are all wholly-owned direct or indirect subsidiaries of BIG.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To the Company's knowledge, during the year ended December 31, 2001, the executive officers and directors of the Company and all persons who own more than ten percent (10%) of the Company's Common Stock filed with the Securities and Exchange Commission on a timely basis all required reports relating to transactions involving equity securities of the Company beneficially owned by them. The Company has relied on written representations of its executive officers and directors and copies of reports furnished to the Company in providing this information.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning compensation paid to or earned by the Company's Chief Executive Officer and each of the Company's five other current or former executive officers for the years ended December 31, 2001, 2000 and 1999.

                                                                              Annual Compensation (1)
                                                     ----------------------------------------------------------------------
                                                                                                 Other            Other
                                                                                                 Annual        Compensation
         Name and Principal Position                 Year          Salary          Bonus     Compensation (2)      (3)
         ---------------------------                 ----        ---------        --------   ----------------  ------------
David M. Howard ...........................          2001        $ 225,646        $ 70,765          --            $ 6,800
President and Chief Executive Officer (4)            2000        $ 229,678              --          --            $ 8,436
                                                     1999        $  71,094        $ 50,000          --            $ 2,659

David K. Meehan ...........................          2001        $  75,292              --          --            $ 3,570
Chairman of the Board (5)                            2000        $  75,292              --          --            $ 3,570
                                                     1999        $ 148,893        $ 32,000          --            $ 6,587

Christopher P. Breakiron ..................          2001        $ 154,483              --          --            $ 2,315
Chief Financial Officer, Secretary and               2000        $ 149,519              --          --            $ 5,942
Treasurer (6)                                        1999        $  97,806        $ 15,000          --            $ 4,512

Anthony R. Marando ........................          2001        $ 121,730              --          --            $ 1,579
Chief Financial Officer and Secretary (7)            2000               --              --          --                 --
                                                     1999               --              --          --                 --

Robert G. Gantley .........................          2001        $ 165,009              --          --            $ 6,093
Senior Vice President and Chief                      2000        $ 149,424              --          --            $ 5,839
Operating Officer (8)                                1999               --              --          --                 --

Daniel J. White ...........................          2001        $ 148,356                                        $ 2,769
President and Chief Executive Officer of             2000        $ 150,000              --          --            $ 4,154
Geotrac (9)                                          1999        $ 150,000              --          --            $ 5,714

-----------

(1) During the years ended December 31, 1999, 2000 and 2001, certain of the executive officers of the Company were also executive officers or employees of BIG, and, in certain instances, BIG paid a portion of their respective compensation. The amounts reflected in the table above were all paid to the respective executive officers by the Company. During the years ended December 31, 1999, 2000 and 2001, all of the executive officers of the Company spent substantially all of their time on the Company's business and were compensated solely by the Company, except that subsequent to August 19, 1999, Mr. Meehan spent 70% of his time on BIG's business and was paid $96,312, $151,847 and $151,847 by BIG for his service as an executive officer of BIG during the years ended December 31, 1999, 2000 and 2001, respectively.

(2) Does not include the value of the perquisites provided to certain of the named executive officers, which in the aggregate did not exceed 10% of such officer's salary and bonus. Also excludes benefits, if any, accrued to Messrs. Howard, Meehan, and Gantley under the Executive Phantom Stock Plans of Bankers Financial Corporation, the parent of BIG, and Venture Capital Corporation. No officers or directors of the Company (with the exception of Robert M. Menke) are eligible to receive additional grants under such Phantom Stock Plans.

(3) Reflects matching amounts paid by the Company under its 401(k) plan for the year indicated.

(4) Mr. Howard became the President of the Company on August 19, 1999, and the amounts listed for 1999 include compensation only from such time.

(5) Effective August 19, 1999, Mr. Meehan was succeeded by Mr. Howard as President of the Company. Prior to such time, Mr. Meehan's annual base salary pursuant to his Employment

         Agreement was $258,000. Effective August 19, 1999 his annual base salary was reduced to $75,000 for his services as Chairman of the Board.

(6) Mr. Breakiron became the Chief Financial Officer, Secretary and Treasurer of the Company on August 24, 1999. Prior to such time Mr. Breakiron served as Vice President and Controller. Accordingly, the amounts shown include all compensation received from the Company for the year ended December 31, 1999. Effective April 17, 2001, Mr. Breakiron resigned as Chief Financial Officer, Vice President, Secretary and Treasurer of the Company. On April 12, 2001, the Company and Mr. Breakiron entered into a Release and Separation Agreement and a Consulting Agreement pursuant to which, among other things, Mr. Breakiron served as a consultant to the Company through May 15, 2001. See "Executive Compensation--Employment Agreements."

(7) Mr. Marando joined the Company effective April 1, 2001, and became the Chief Financial Officer of the Company effective May 7, 2001. On November 20, 2001, Mr. Marando was also appointed Corporate Secretary. The amounts listed for 2001 include compensation from April 1, 2001 through year end.

(8) Mr. Gantley became the Chief Operating Officer of the Company on January 18, 2000. Prior to such time, Mr. Gantley served as Vice President of Claims. Accordingly, the amounts shown include all compensation received from the Company for the year ended December 31, 2000.

(9) Upon the consummation of the sale of Geotrac on December 28, 2001, Mr. White ceased to be an executive officer of the Company. Accordingly, the amounts listed for 2001 include compensation only through such date.

OPTION/SAR GRANTS IN PRIOR FISCAL YEAR

         No stock options or SARs were issued to any of the executive officers named in the Summary Compensation Table above during the year ended December 31, 2001.

         The following table sets forth information with respect to aggregate stock option exercises by the executive officers named in the Summary Compensation Table during 2001 and the year-end value of unexercised options held by such executive officers.

AGGREGATED OPTION/SAR EXERCISES IN CURRENT FISCAL YEAR
AND FY-END OPTIONS/SAR VALUE TABLE

                                                                                                    VALUE OF UNEXERCISED
                              NUMBER OF                        NUMBER OF UNEXERCISED                     IN-THE-MONEY
                               SHARES          VALUE          OPTIONS/SARS AT FY-END (#)          OPTIONS/SARS AT FY-END ($)*
                             ACQUIRED ON      REALIZED      -------------------------------     ------------------------------
NAME                          EXERCISE          ($)         EXERCISABLE       UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
-------------------          -----------      --------      -----------       -------------     -----------      -------------
David M. Howard                  --              --               --              60,000             --                --
David K. Meehan                  --              --               --              25,000             --                --
Anthony R. Marando               --              --               --                --               --                --
Robert S. Gantley                --              --               --              35,000             --                --

         * The exercise prices per share of all options held by the named executive officers exceeded the closing bid price per share of Common Stock (as reported by the OTC Bulletin Board) as of December 31, 2001.

EMPLOYMENT AGREEMENTS

         Effective as of the completion of its initial public offering in February 1999, the Company entered into an employment agreement with Mr. Meehan pursuant to which he was originally paid an annual base salary of $258,000. Effective August 19, 1999, Mr. Meehan resigned as President of the Company and his annual base salary was reduced to $75,000 for his services as Chief Executive Officer and Chairman of the Board. (In January 2000, he also resigned as Chief Executive Officer of the Company.) The initial term of Mr. Meehan's employment agreement expired in February 2002, but the agreement is subject to automatic continuation until terminated by either party. Mr. Meehan's employment agreement further provides that, if terminated by the Company without cause (as defined therein), he shall be entitled to severance payments, payable in accordance with the Company's usual payroll practices, equal to his then current annual base salary. In the event Mr. Meehan secures employment during the twelve months following termination, then the Company shall be entitled to a credit against its obligation to make severance payments in the amount of 75% of the base salary paid to him by his new employer during the twelve-month period following termination by the Company.

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

         Effective June 19, 1998, the Company entered into an employment agreement with Mr. Gantley pursuant to which he is currently paid an annual base salary of $150,000. The initial term of Mr. Gantley's employment agreement expired in June 2001, but the agreement is subject to automatic continuation until terminated by either party. Mr. Gantley's employment agreement further provides that, if he is terminated by the Company without cause (as defined therein), he shall be entitled to severance payments, payable in accordance with the Company's usual payroll practices, equal to his then current annual base salary. In the event Mr. Gantley secures employment during the twelve months following termination, then the Company shall be entitled to a credit against its obligation to make severance payments in the amount of 75% of the base salary paid to him by his new employer during the twelve-month period following termination by the Company.

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

         Effective April 1, 2001, the Company entered into an employment agreement with Mr. Marando pursuant to which he was paid a salary at a rate of $171,080 annually. This employment agreement provided for a term of six months, commencing April 9, 2001.

         Effective as of October 1, 2001, the Company entered into a new employment agreement with Mr. Marando pursuant to which he is currently paid a salary at a rate of $171,080 annually. Mr. Marando's employment agreement provides for a term of three years. Mr. Marando's employment agreement further provides that, if he is terminated by the Company without cause (as defined therein), he shall be entitled to severance payments, payable in accordance with the Company's usual payroll practices, equal to his then current salary for a period of twelve months. In the event Mr. Marando secures employment during the twelve months following termination, then the Company's obligation to make further severance payments will cease, except that Mr. Marando shall be entitled to receive a minimum of six months severance.

         Mr. Marando's employment agreement provides that he shall be provided benefits, such as health, life and disability insurance, on the same basis as other employees of the Company. In addition, to the extent authorized by the Board of Directors, Mr. Marando also shall be entitled to participate in the Company's bonus, stock option and other plans, if any. Mr. Marando's agreement further provides that, during the term of the agreement and for a period of two years immediately following termination of the agreement, Mr. Marando will not, directly or indirectly, compete with the Company by engaging in certain proscribed activities.

         On April 12, 2001, the Company entered into a Release and Separation Agreement with Mr. Breakiron, which provided for his resignation as Vice President, Chief Financial Officer, Secretary and Treasurer, effective April 17, 2001. The Release and Separation Agreement also provided for severance payments of up to $112,500 to be paid over a nine-month period commencing on May 16, 2001. Additionally, on April 12, 2001, the Company entered into a Consulting Agreement with Mr. Breakiron, pursuant to which he provided various consulting services to the Company from the date of his resignation through May 15, 2001. The Company paid Mr. Breakiron an aggregate of $11,538 for services provided under the Consulting Agreement.

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

         Pursuant to the 1999 Incentive Plan, all employees of the Company as a group, including executive officers, have been granted options to purchase a total of 570,000 shares of Common Stock at a weighted average price of $9.18 per share. All of such options expire on the seventh anniversary of the date of grant. All such options shall become exercisable 60% after three years, 20% after four years and 20% after five years from the date of grant. The 1999 Incentive Plan is administered by the Compensation Committee of the Board of Directors. Effective as of October 2000, no further grants of any kind may be made under the 1999 Incentive Plan.

         2000 STOCK INCENTIVE PLAN. In October 2000, the Company's Board of Directors adopted the 2000 Stock Incentive Plan (the "2000 Incentive Plan"), subject to shareholder approval. The 2000 Incentive Plan provides for the grant of incentive or nonqualified stock options, SARs, and other stock-based awards. No more than 1,000,000 shares of Common Stock, plus up to an additional 750,000 shares from the 1999 Incentive Plan that may become available as a result of canceled, forfeited or expired awards under such plan, may be issued under the 2000 Incentive Plan. Awards may be issued to employees of the Company and its subsidiaries, and consultants, advisors and others who perform services for the Company or a subsidiary thereof. All options and SARs are to be issued at the greater of the fair market value or "Net Tangible Book Value Per Share" (as defined) and will expire on the tenth anniversary of the date of grant or such earlier date(s) as the Compensation Committee determines. As of December 31, 2001, there were no options outstanding under the 2000 Incentive Plan. The 2000 Incentive Plan is administered by the Compensation Committee of the Board of Directors.

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

         The 1999 Director Plan provides for the grant of nonqualified stock options to purchase up to 7,200 shares of Common Stock in any three-year period to members of the Board of Directors who are not employees of the Company. A total of 200,000 shares of Common Stock may be issued pursuant to this plan. In February 1999, each non-employee director was granted options to purchase 6,000 shares of Common Stock at $11.00 per share. Non-employee directors receiving such options will become vested in options for the purchase of 800 shares of Common Stock after the adjournment of each annual meeting of shareholders of the Company, to the extent he or she has been granted options that have not yet vested, and provided that he or she is then a non-employee director of the Company. In addition, each non-employee director shall become vested in options for the purchase of 400 shares of Common Stock upon the adjournment of each regularly scheduled quarterly meeting of the Board of Directors (other than following the annual meeting of shareholders), to the extent he or she has been granted options that have not yet vested, and provided that he or she is then a non-employee director of the Company. Notwithstanding the foregoing, Robert M. Menke is not eligible to receive any option grants under the 1999 Director Plan. In addition, no further grants shall be made under the 1999 Director Plan. All options granted will have an exercise price equal to the fair market value of the Common Stock as of the date of grant, will become exercisable upon vesting, and will expire on the sixth anniversary of the date of grant. The 1999 Director Plan is a formula plan and accordingly is intended to be self-governing. To the extent questions of interpretation arise, they will be resolved by the Board of Directors.

         2000 NON-EMPLOYEE DIRECTOR STOCK PLAN. In October 2000, the Company's Board of Directors adopted the 2000 Non-Employee Director Stock Plan (the "2000 Director Plan"), subject to shareholder approval. The 2000 Director Plan provides for the automatic grant of nonqualified stock options to purchase up to 5,000 shares of Common Stock for each non-employee director who is elected, re-elected or retained, commencing on the date of the Company's next annual meeting of shareholders, and continuing annually thereafter on the date of each succeeding annual meeting of shareholders. A total of 250,000 shares are reserved for issuance pursuant to this plan. The 2000 Director Plan also permits the Board of Directors to make additional discretionary grants of stock-based awards to the non-employee directors, provided that only 100,000 of the total reserved shares may be issued pursuant to discretionary awards. All options are to be issued at an exercise price per share equal to the greater of the Company's fair market value per share of Common Stock or "Net Tangible Book Value Per Share" (as defined). The annual option grants vest on the first anniversary following the date of grant, and expire on the tenth anniversary of the date of grant unless terminated earlier pursuant to the provision of the 2000 Director Plan. The discretionary grants will be subject to such terms and conditions as determined by the Board of Directors. As of December 31, 2001, there were no options outstanding under the 2000 Director Plan. The 2000 Director Plan is intended to be self-governing with respect to the annual option grants. With respect to the discretionary grants, the 2000 Director Plan is administered by the Board of Directors.

         NON-QUALIFIED STOCK OPTION GRANTS. The Company's Board of Directors and shareholders also have adopted a Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), pursuant to which non-qualified stock options to purchase 125,000 shares of Common Stock at a price per share of $11.00 were granted in conjunction with the February 1999 initial public offering to certain then executive officers of BIG, including options to purchase 25,000 shares each to Robert M. Menke, a director of the Company, Robert G. Menke, a former director of the Company, and David M. Howard, President, Chief Executive Officer and a director of the Company. (The options granted to Mr. Howard were voluntarily forfeited at the time Mr. Howard became President of the Company.) All of such options expire on February 10, 2006, the seventh anniversary of the date of grant. Options shall become exercisable 60% after three years, 20% after four years and 20% after five years. The Non-Qualified Plan is administered by the Compensation Committee of the Board of Directors of the Company.

DIRECTOR COMPENSATION

         Directors who are executive officers of the Company receive no compensation for service as members of either the Board of Directors or committees thereof. Directors who are not executive officers of the Company receive a quarterly retainer of $3,750, $1,000 for each Board of Directors meeting attended and $150 ($200 in the case of a committee chairperson) for each committee meeting attended, plus reimbursement of reasonable expenses. The outside directors are also eligible to receive options to purchase Common Stock under the 2000 Director Plan. See "Executive Compensation - Stock Option Plans."

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

         COMPENSATION COMMITTEE. The Compensation Committee is comprised of Messrs. Solomon (Chairman), Hussey (Vice Chairman), Grant, Sanchez and McMullen and is responsible for establishing the compensation of the Company's directors, officers and other managerial personnel, including salaries, bonuses, termination arrangements, and other executive officer benefits. In addition, the Compensation Committee is responsible for the administration of the Company's 1999 Incentive Plan and 2000 Incentive Plan, including the recipients, amounts and terms of stock option grants thereunder, and the Company's Non-Qualified Stock Option Plan.

         EXECUTIVE COMMITTEE. The Executive Committee is comprised of Messrs. Meehan (Chairman), Howard (Vice Chairman), Menke, Grant, and McMullen. The Executive Committee, to the fullest extent allowed by the Florida Business Corporation Act (the "FBCA"), and subject to the powers and authority delegated to the Audit Committee, the Compensation

Committee and the Special Committee, has and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Company during intervals between meetings of the Board of Directors. Pursuant to the FBCA, the Executive Committee shall not have the authority to, among other things: approve actions requiring shareholder approval, such as the sale of all or substantially all of the Company's assets; fill vacancies on the Board of Directors or any committee thereof; adopt, repeal or amend the Company's Bylaws; or, subject to certain exceptions, reacquire or issue shares of the Company's capital stock.

         SPECIAL COMMITTEE. A Special Committee of the Board of Directors was appointed on January 30, 2002. The Special Committee is comprised of Messrs. McMullen (Chairman), Grant, Hussey, Sanchez and Solomon, the Company's five independent directors. The Special Committee was formed to evaluate possible strategic alternatives for the Company. The alternatives that the Special Committee may consider include but are not limited to: the possible sale of the Company, the possible sale of certain assets of the Company, a possible debt or equity financing, and/or a possible going-private transaction. The Special Committee has retained an independent legal advisor and an independent financial advisor to assist the Special Committee in considering and reviewing such alternatives. No assurances can be given, however, as to whether any of such alternatives will be recommended or undertaken or, if so, upon what terms and conditions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee was established in connection with the Company's initial public offering in February 1999. The members of the Compensation Committee are Messrs. Solomon (Chairman), Hussey (Vice Chairman), Grant, and Sanchez. No member of the Compensation Committee is currently or was formerly an officer or an employee of the Company or its subsidiaries. During the year ended December 31, 2001, none of the executive officers of the Company served on the board of directors or compensation committee of any other entity, one of whose executive officers served either on the Board of Directors or on the Compensation Committee of the Company.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

INTRODUCTION

         Under the rules of the Commission, the Company is required to provide certain information concerning compensation provided to the Company's chief executive officer and its executive officers reported for the year ended December 31, 2001. The disclosure requirements for the executive officers include the use of tables and a report of the Committee responsible for compensation decisions for the named executive officers, explaining the rationale and considerations that led to those compensation decisions. The Compensation Committee of the Board of Directors was formed in connection with the Company's initial public offering in February 1999. Prior to such time, the Board of Directors was responsible for these decisions.

COMPENSATION COMMITTEE ROLE

         The Compensation Committee of the Board of Directors is currently responsible for the Company's compensation program for its executive officers, including the named executive officers. The Compensation Committee is responsible for establishing the compensation of the Company's directors, officers and other managerial personnel, including salaries, bonuses, termination arrangements, and other executive officer benefits. The Compensation Committee is responsible for the administration of the Company's 1999 Incentive Plan and 2000 Incentive

Plan, including the recipients, amounts and terms of stock option grants thereunder, and the Non-Qualified Plan. Prior to the formation of the Compensation Committee in connection with the Company's initial public offering in February 1999, the entire Board of Directors performed most of these functions.

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

BASE SALARIES

         The Company has established competitive annual base salaries for all executive officers, including the named executive officers. Effective as of the initial public offering, the Company entered into employment agreements with each of its then executive officers. The only executive officers that currently have employment agreements are David K. Meehan, Anthony R. Marando and Robert G. Gantley. See "Executive Compensation--Employment Agreements." The annual base salaries for each of the Company's executive officers, including the Company's chief executive officer, reflect the subjective judgment of the Board of Directors based on the consideration of the executive officer's position and tenure with the Company, the Company's needs, and the executive officer's individual performance, achievements and contributions to the growth of the Company. Mr. Howard currently serves as Chief Executive Officer of the Company at an annual base salary of $225,638. The Board of Directors and Compensation Committee believe that this annual base salary is consistent with the salary range established for this position based on the factors noted above and Mr. Howard's prior experience and managerial expertise, his knowledge of the Company's operations and the industry in which it operates.

ANNUAL BONUS

         The Company's executive officers are eligible for discretionary annual cash bonuses. In recognition of Mr. Howard's contributions to the Company, including his work related to the sale of Geotrac, a bonus of approximately $71,000 was paid to Mr. Howard for the year ended December 31, 2001. This bonus was paid in the form of the forgiveness of certain indebtedness owed the Company by Mr. Howard (grossed-up to reimburse Mr. Howard for associated income taxes).

STOCK OPTIONS

         Under the Company's 1999 and 2000 Incentive Plans, stock options may be granted to key employees, including executive officers of the Company. The 1999 and 2000 Incentive Plans are administered by the Compensation Committee in accordance with the requirements of Rule 16b-3. The Compensation Committee also administers the Company's Non-Qualified Plan. During the year ended December 31, 2001, no options were granted to Mr. Howard under either of these plans.

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

                             COMPENSATION COMMITTEE

                            E. RAY SOLOMON (CHAIRMAN)
                        WILLIAM D. HUSSEY (VICE CHAIRMAN)
                               JOHN A. GRANT, JR.
                                JACK S. MCMULLEN
                              ALEJANDRO M. SANCHEZ

MARCH 27, 2002

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

                                PERFORMANCE GRAPH

         The following line graph compares the Company's cumulative total shareholder return with the cumulative total shareholder return of the S&P 500 Index and the NASDAQ Computer and Data Processing Index since the Company's initial public offering in February 1999, assuming in each case an initial investment of $100 on February 11, 1999. The stock price performance shown below is not necessarily indicative of future price performance.

                COMPARISON OF 34 MONTH CUMULATIVE TOTAL RETURN*
                AMONG INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
       THE S&P 500 INDEX AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX


                                                                 Cumulative Total Return
                         --------------------------------------------------------------------------------------------------
                         2/11/1999    3/99    6/99   9/99   12/99   3/00   6/00   9/00   12/00   3/01   6/01   9/01   12/01
INSURANCE MANAGEMENT
  SOLUTIONS GROUP, INC.    100.00    81.82   77.27  27.27   22.73  21.31  15.91  12.50   7.39   4.16   11.36  21.55   23.18
S & P 500                  100.00   100.77  107.87 101.14  116.19 118.85 115.69 114.57 105.61  93.09   98.53  84.07   93.06
NASDAQ COMPUTER & DATA
  PROCESSING               100.00    99.76  103.76 108.05  181.81 179.55 146.56 135.57  83.71  61.08   79.52  48.64   67.43

* $100 invested on 2/11/99 in stock or index - including reinvestment of dividends. Fiscal year ending December 31.

         The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Acts, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 18, 2002, with respect to: (i) each of the Company's directors; (ii) each of the Company's executive officers named in the Summary Compensation Table above; (iii) all directors and executive officers of the Company as a group; and (iv) each person known by the Company to own beneficially more than 5% of the Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

                                                                                                      SHARES
                                                                                               BENEFICIALLY OWNED
                                                                                             ------------------------
         NAME                                                                                 SHARES          PERCENT
         ----                                                                                ---------        -------
         Bankers Insurance Group, Inc.(1) ..........................................         8,349,884         65.2%
         Western International Insurance Company (2) ...............................           700,000            *
         David M. Howard ...........................................................            13,000            *
         David K. Meehan ...........................................................             2,200            *
         Anthony R. Marando ........................................................                --            *
         Robert S.  Gantley (3) ....................................................             1,700            *
         Robert M. Menke (4) .......................................................           162,200            *
         John A.  Grant, Jr. (5) ...................................................            41,000            *
         William D.  Hussey ........................................................             3,000            *
         E.  Ray Solomon ...........................................................             5,500            *
         Alejandro M.  Sanchez .....................................................             1,000            *
         John S.  McMullen (6) .....................................................           354,300          2.8%
         All directors and executive officers as a group (10 persons) (3)(5) .......           587,500          4.6%

----------------
* Less than 1%

(1) Includes 3,528,455 shares held by Bankers Insurance Corporation ("BIC") and 4,821,429 shares held by Bankers Security Insurance Company ("BSIC"). The business addresses of Bankers Insurance Group, Inc. ("BIG"), BIC and BSIC are all 360 Central Avenue, St. Petersburg, Florida 33701. BIG is an indirect subsidiary of Bankers International Financial Corporation, Ltd. ("BIFC"), a Cayman Islands corporation wholly owned by Bankers International Financial Corporation II Trust, a discretionary charitable trust. The sole trustee of this trust is Ansbacher (Cayman) Limited, a Cayman Island corporation unaffiliated with BIG, the Company or their respective officers or directors. Pursuant to the trust's declaration of trust, Independent Foundation for the Pursuit of Charitable Endeavors, Ltd., a not for profit Cayman Islands corporation ("IFPCE"), possesses the discretionary power to (i) direct the trustee to appoint the trust fund to another trust for the benefits of one or more of the beneficiaries of the trust and (ii) remove the trustee and appoint one or more new trustees outside the Cayman Islands. A majority vote of the directors of IFPCE is required to take either of these actions. The Articles of Association of IFPCE provide that the Board of Directors shall consist of seven members, three of whom shall be the top three executives of Bankers International Financial Corporation, a Florida corporation and subsidiary of BIFC, three of whom shall be Mr. Robert M. Menke and his lineal descendants, and one of whom shall be a director elected by a majority vote of the remaining six directors (or, if they cannot agree, appointed by a court of competent jurisdiction). Until his death or adjudication of incompetency, Robert M. Menke shall have five votes and all other directors shall have one vote, and Robert M. Menke's presence at a meeting shall be required for a quorum. As of March 18, 2002, the directors of IFPCE included David K. Meehan and Robert M. Menke.

(2) Western International Insurance Company ("WIIC") is a wholly-owned subsidiary of Venture Capital Company ("VCC"). The business address of VCC and WIIC is Bank America Building, Fort Street, Georgetown, Grand Cayman, British West Indies. VCC is a Cayman Island corporation wholly owned by Venture II Trust, a discretionary charitable trust. The sole trustee of this trust is Cayman National Trust Company Limited, a Cayman bank unaffiliated with BIG, the Company or their respective officers or directors. Pursuant to the trust's declaration of trust, IFPCE possesses the same discretionary powers as described in note (1) above.

(3) Includes 700 shares held directly by Mr. Gantley and 1,000 shares held jointly with his spouse.

(4) Excludes 3,528,455 shares held by BIC, 4,821,429 shares held by BSIC and 700,000 shares held by WIIC. See Notes (1) and (2) above. All shares are held by Robert M. Menke Trust U/A dated 5/17/95, a revocable trust pursuant to which Robert M. Menke is the sole trustee and lifetime beneficiary.

(5) Includes 15,000 shares held directly by Mr. Grant and 26,000 shares held directly by his spouse.

(6) Includes 154,300 shares held directly by Mr. McMullen, 110,000 shares held by Andros Associates, Inc., 45,000 shares held by the Kenneth S. McMullen Family Trust and 45,000 shares held by the Gertrude B. McMullen Family Trust. Mr. McMullen owns 99% of the outstanding equity securities of Andros Associates, Inc., is the sole trustee and sole beneficiary of the Kenneth S. McMullen Trust, and is the sole trustee and sole beneficiary of the Gertrude B. McMullen Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ADMINISTRATION SERVICES AGREEMENT

         Effective as of January 1, 1998, the Company and BIG entered into an Administrative Services Agreement (the "Administration Agreement") pursuant to which BIG provided the Company with various administrative and support services, such as human resources and benefits administration, accounting, legal, cash management and investment services, requested by the Company from time to time and reasonably necessary in the conduct of its operations. Under the Administration Agreement, as originally in effect, the Company was charged for these services generally based upon a contractually agreed-upon quarterly fee of $396,250. Effective as of January 1, 1999, the Administration Agreement was amended to eliminate certain accounting and internal audit service functions and to reduce the quarterly fee payable by the Company to BIG (including one-fourth of the annual fee for legal services) to $258,750, subject to renegotiation by either party. In addition, the Company paid BIG, through the year ended December 31, 1999, an annual fee of $120,000 for routine legal services provided. Legal services provided with respect to non-routine matters are to be billed to the Company at negotiated prices. Effective January 1, 2000, the annual fee for routine legal services was reduced to $60,000 from $120,000. Effective April 1, 2000, the portion of the fee attributable to human resources and benefits administration services, excluding training services (approximately $393,000), was eliminated as the Company began to perform such services at such date. On December 31, 2000, the Administration Agreement was renewed by the Company for an additional one-year term.

         Pursuant to the Letter Agreement described below, the Administration Agreement was terminated effective April 1, 2001. See "Letter Agreements" below.

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

         Under the Service Agreements, as originally in effect, each entity paid the Company as follows: (1) for its policy administration services a monthly fee based upon direct written premiums for the flood, homeowners and automobile insurance programs; (2) for its claims administration services a monthly fee based upon direct earned premiums for the property, casualty, automobile property, automobile casualty and flood insurance programs (in addition, a monthly fee based upon direct incurred losses is charged for flood claims administration and a reimbursement not to exceed 5% of direct incurred losses from a single event in excess of $2 million is charged to property claims); (3) for its data processing services, a monthly fee based upon direct written premiums for all insurance programs; and (4) for certain customer services such as mailroom, policy assembly, records management and cash office a monthly fee based upon direct written premiums (except, if provided in connection with their flood, homeowners and automobile insurance lines, where no such fees are imposed). The total service fees charged to BIC, BSIC and FCIC under these Service Agreements during the year ended December 31, 1998 totaled $36.1 million.

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

         Pursuant to the Letter Agreement described below, the Service Agreements were amended effective June 1, 2001 to, among other things, modify certain of the service fees payable thereunder and eliminate data and technical support services from the administrative services to be provided by the Company thereunder. See "Letter Agreements" below.

         Effective as of October 1, 2001, the Company entered into the New Service Agreement with BIC, BSIC and FCIC, as described below. The New Service Agreement replaced the Service Agreements, as amended by the Letter Agreement. See "New Service Agreement" below.

         Effective December 1, 1998, the Company entered into a service agreement with BLIC, a subsidiary of BIG, pursuant to which the Company provided certain administrative services and allowed BLIC to make use of certain of the Company's property, equipment and facilities in connection with BLIC's day-to-day operations. Under this service agreement, as amended, BLIC agreed to pay the Company predetermined fees on a quarterly basis. The term of this service agreement with BLIC expired on June 1, 2001, and was not renewed or replaced. No services were provided and no fees were ever charged or paid under this service agreement.

         In addition, the Company administers an AYO Claims Agreement between BIG and Florida Windstorm Underwriting Association, which agreement BIG assigned to BIC on December 15, 1998. On October 17, 1999, the Company and BIG entered into an agreement designating the Company to be the administrator and perform the services of BIC under the AYO Claims Agreement. The Company processes and adjusts all claims made under the AYO Claims Agreement. The administrative fee (equal to a percentage of each loss paid) is allocated between BIC and the Company (such fees are paid directly to BIC and then disbursed to the Company). During the years ended December 31, 2000 and December 31, 2001, the Company received service fees of approximately $88,000 and $126,000, respectively, under this arrangement.

         Effective November 14, 2000, the Company entered into a separate Insurance Administration Services Agreement with BIG (the "WC Agreement") pursuant to which the Company provides policy administration, system hosting and support, and claims administration services to BIG and its affiliate BIC in connection with BIC's workers compensation line of business. Under the WC Agreement, the Company is paid for its services as follows: (1) for its policy administration, system hosting and support services, a monthly fee based upon direct written premiums for BIG's workers compensation program; and (2) for its claims administration services, a monthly fee based upon direct earned premiums relating to such program. For the period November 14, 2000 through December 31, 2000 and the year ended December 31, 2001, the total service fees charged to BIG under the WC Agreement were $26,650 and $1.23 million, respectively. As set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Future Trends". BIG ceased writing workers compensation insurance in November 2001. Consequently, the Company does not expect to generate significant additional revenues under the WC Agreement during the year ending December 31, 2002.

TECHNICAL SUPPORT SERVICES AGREEMENT

         In April, 1999, the Company entered into a Technical Support Services Agreement (the "Support Agreement") with BIG pursuant to which the Company provided BIG with certain system development services. Under the Support Agreement, such services were charged to BIG on a time and materials basis. Pursuant to the Letter Agreement described below, the Support Agreement was terminated effective April 1, 2001. The total service fees charged to BIG under the Support Agreement during the years ended December 31, 1999 and 2000 and the period January 1, 2001 through March 31, 2001 totaled $1.3 million, $0 and $0, respectively. The Support Agreement was to be replaced, effective June 1, 2001, with a new Technical Support Services Agreement, pursuant to which BIG would provide certain technical support services to the Company. A new Technical Support Services Agreement has not been, and is no longer expected to be, executed. BIG did not provide any technical support services to the Company after April 1, 2001 as contemplated thereby. See "Letter Agreements" and "New Service Agreement" below.

LETTER AGREEMENTS

         On April 13, 2001, the Company entered into a Letter Agreement with BIG, BIC, BSIC and FCIC (the "Letter Agreement") pursuant to which the various contractual arrangements between the Company and such affiliated entities were significantly altered as described below.

         With respect to the Administration Agreement, the Letter Agreement provided that the existing Administration Agreement was terminated effective as of April 1, 2001 and would be replaced, effective June 1, 2001, with a new Corporate Services Agreement, pursuant to which BIG would provide the Company with various corporate marketing (including graphic design and web-site development) and corporate training services requested by the Company from time to time at fixed hourly rates ranging from $40 to $100 per hour, depending on the service being provided.

         The Letter Agreement provided that the parties would negotiate in good faith to execute and deliver the Corporate Services Agreement incorporating these terms on or before June 1, 2001; provided, however, that in the event such agreement was not executed and delivered by that date, BIG would provide such services at the rates specified in the Letter Agreement. The Letter Agreement further provided that the Support Agreement was terminated effective April 1, 2001 and would be replaced, effective June 1, 2001, with a new technical support services agreement pursuant to which BIG would provide the Company with certain technical support, computer programming and systems analysis services at specified rates (except for software development services, which would be provided on a time and materials basis).

         With respect to the Service Agreements, the Letter Agreement provided that each of such agreements shall be amended, effective June 1, 2001, to (i) postpone the expiration date of the agreement from June 1, 2001 until December 1, 2002, (ii) modify the service fees payable thereunder with respect to policy and claim administration services to be provided in connection with certain lines of business, (iii) eliminate data and technical support services from the administrative services to be provided by the Company under the agreement, and
(iv) assess a fixed monthly fee for usage of the Company's AS 400 computer system. With respect to the service fee modifications, under the Service Agreements, as amended, each entity will pay the Company (1) a monthly fee based upon direct written premiums for policy administration services relating to its flood, homeowners and commercial lines of business and (2) a monthly fee based upon net claims (after deductibles) for claims administration services relating to its flood line of business. The service fees payable under the Service Agreements with respect to (a) policy administration services relating to the automobile line of business, and (b) claims administration services relating to all lines of business other than flood, remained unchanged. If such amendments to the Service Agreements had been in effect for the fiscal year ended December 31, 2000, the Company's affiliated outsourcing revenues, which totaled approximately $38 million on an actual basis, would have been approximately $30 million on a pro forma basis.

         On April 13, 2001, the Company entered into a Commitment Letter to advance service fee payments (the "Commitment Letter") with BIG pursuant to which BIG has agreed to advance to the Company, beginning June 1, 2001, up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under the Service Agreements. Such advances are available to the Company beginning June 1, 2001 continuing through December 1, 2002 and shall be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter shall constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance.

NEW SERVICE AGREEMENT

         Effective October 1, 2001, the Company entered into a new Insurance Administration Services Agreement with BIC, BSIC and FCIC (the "New Service Agreement"). The New Service Agreement replaced the Service Agreements, as amended by the Letter Agreement. Pursuant to the New Service Agreement, the Company provides policy administration, claims administration and data processing services to such entities in connection with their flood, homeowners and automobile lines of business, and claims administration and data processing services for all such entities' other property and casualty lines of business.

         Under the New Service Agreement, each entity pays the Company as follows: (1) for its policy administration services a monthly fee based upon direct written premiums for the flood, homeowners and automobile insurance programs; (2) for its claims administration services a monthly fee based upon direct earned premiums for the property, casualty, automobile property, automobile casualty and flood insurance programs (in addition, a monthly fee based upon direct incurred losses is charged for flood claims administration and a reimbursement not to exceed 5% of direct incurred losses from a single event in excess of $2 million is charged to property claims.); (3) for its data processing services, a monthly fee based upon direct written premiums for all insurance programs; and (4) for certain customer services such as mailroom, policy assembly, records management and cash office a monthly fee based upon direct written premiums (except, if provided in connection with their flood, homeowner and automobile insurance lines, where no such fees are imposed). The New Service Agreement is for an initial term of five years, subject to termination thereafter upon 90 days written notice. The New Service Agreement further provides for the renegotiation of rates in good faith after the first three years of the initial term.

         The New Service Agreement modified the existing arrangements under the Service Agreements by, among other things: (i) reducing the base fees charged for certain lines of business; (ii) providing for tiered pricing based on the volume of business processed electronically rather than manually; (iii) providing for the pass-through to BIG of flood loss adjustment expenses for outsourcing services; and (iv) providing for the pass-through to BIG of all postage expenses and third-party information services incurred by the Company in connection with its performance under the New Service Agreement. For financial statement purposes these expense pass-throughs are considered revenues. If the New Service Agreement had not been in effect, the Company's affiliated outsourcing service fee and pass-through revenue for the fourth quarter of 2001, which totaled approximately $5.9 and $1.1 million on an actual basis, would have been approximately $6.5 and $-0- million under the previous agreement on a pro forma basis. The Company believes that any anticipated reduction in affiliated outsourcing service fee revenues resulting from the implementation of such service fee changes under the New Service Agreement will be largely offset by the corresponding increase in revenues from the pass-through (reimbursement) of flood loss adjustment expenses, postage expenses and third-party information services, although no assurances can be given in this regard. Moreover, as of October 1, 2002, the Company will again become directly responsible for the payment of postage expenses under the terms of the New Service Agreement. If the New Service Agreement had not been in effect for the fourth quarter of 2001, such postage expenses, which totaled $475,000 and were passed through to BIG, would have been expenses borne by the Company.

SECURED LINE OF CREDIT

         On August 14, 2001, the Company entered into a Credit and Security Agreement with BIG (together with the related loan documentation, the "Credit Agreement"), pursuant to which the Company established a short-term, secured line of credit in favor of BIG in the amount of up to $5.0 million (the "Line of Credit"). The principal purpose of the Line of Credit is to assist BIG, the Company's principal customer and shareholder, with certain short-term working capital needs. Pursuant to the Credit Agreement, all unpaid principal and interest became due and payable in full on February 28, 2002. As of such date, BIG owed the Company an aggregate of approximately $5.0 million under the Line of Credit. On March 14, 2002, the Company and BIG amended the Credit Agreement (the "Amended Credit Agreement") to extend the Line of Credit until May 31, 2002.

         Pursuant to the Amended Credit Agreement, interest is payable monthly on amounts outstanding under the Line of Credit at an annual rate equal to the Prime Rate (as defined in the Amended Credit Agreement), plus 1.5%. The Amended Credit Agreement further provides that the Line of Credit will expire on May 31, 2002, unless repaid in full prior to such time or otherwise terminated pursuant to the terms of the Amended Credit Agreement. As of the date of this Report, the aggregate principal amount outstanding under the Line of Credit is $5.0 million.

         The Line of Credit is secured by (i) a first lien security interest in all accounts and contract rights of Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG ("BUI"), with insurance agents (including but not limited to general agents with respect to the sale of federal flood insurance) (collectively, the "Flood Book"), and (ii) an option (the "Option") to purchase from BIG the outstanding capital stock, consisting of 10,898 shares (the "Option Shares") of common stock, $318 par value per share, of First Community Insurance Company, a New York insurance company licensed in all fifty states ("FCIC"). BUI currently is a Florida general insurance agent for FCIC and BIC, a Florida insurance company licensed in approximately 30 states and a wholly-owned subsidiary of BIG. As of the date of this Report, management of the Company believes the fair market value of the Flood Book exceeds the aggregate principal amount of the Line of Credit.

         With respect to the Option, the aggregate exercise price for the Option Shares is $108,980, or $10.00 per Option Share. The Option Shares are subject to certain outstanding liens relating to certain indebtedness of BIG having an aggregate outstanding balance, as of February 28, 2002, totaling approximately $10.8 million. The Option will become exercisable only at such time as (i) there shall be a default in the payment of any amounts due under the Amended Credit Agreement for more than ten days after the date when they shall become due or
(ii) there shall be any other default under the Amended Credit Agreement if, after notice thereof, such default has not been cured within thirty days of such notice. In addition, any acquisition of the Option Shares by the Company pursuant to the Option would require the prior approval of the New York Department of Insurance. In the event the Option was to be exercised, no assurances can be given that such approval could be obtained.

PROPERTY LEASES

         The Company currently subleases from Bankers Financial Corporation approximately 44,032 square feet of office space in St. Petersburg, Florida at a monthly rate of approximately $56,000. The current term of this sublease expires on December 31, 2003. The Company and Bankers Financial Corporation entered into the sublease on December 31, 2001. The sublease agreement replaced a lease agreement between BIC and the Company for the same property, which was terminated effective as of December 31, 2001 in connection with a sale by BIC of the property covered by the lease and its simultaneous lease by Bankers Financial Corporation. The terms and conditions of the sublease agreement are substantially identical to those of the lease agreement which it replaced, as earlier amended. During the year ended December 31, 2001, the Company paid BIC approximately $917,800 under the terminated lease agreement.

         The Company currently leases from BLIC approximately 4,600 square feet of office space in St. Petersburg, Florida at a monthly rate of approximately $5,100. The current term of this lease expires on April 14, 2002. This lease replaced, as of October 15, 2001, an existing lease between the Company and BLIC for the same office space. During the year ended December 31, 2001, the Company paid BLIC an aggregate of approximately $35,600 under the new lease and the lease which it replaced.

SALES AND ASSIGNMENT AGREEMENT

         In May, 1998, the Company entered into a sales and assignment agreement with BIG and certain affiliated companies whereby certain assets were transferred and assigned to the Company, effective retroactively to April, 1998, for use in its business. The assets, including, but not limited to, telephone equipment, computer hardware and software, and service marks were transferred at their net book value as of the date of transfer. The Company paid consideration consisting of $325,075 in cash and entered into two promissory notes amounting to $2,802,175. The notes were repaid in full in February 2000 out of the net proceeds to the Company from its initial public offering. In addition, the Company assumed the existing leases with unaffiliated third parties relating to various computer equipment.

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

TAX INDEMNITY AGREEMENT

         As of July 31, 1998, BIG had sold a sufficient number of shares in the Company such that the Company will no longer file its tax return with Bankers International Financial Corporation ("BIFC") on a consolidated basis. Effective as of July 31, 1998, the Company and BIFC entered into a Tax Indemnity Agreement pursuant to which (i) BIFC agrees to indemnify the Company in the event the Company incurs a tax liability as a result of taxable income of BIFC or one of its subsidiaries, and (ii) the Company agrees to indemnify BIFC in the event BIFC incurs a tax liability as a result of taxable income of the Company or one of its subsidiaries. Each party also agrees to reimburse the other by certain tax credits arising on or before July 31, 1998. Under the Tax Indemnity Agreement, the parties terminated a previous tax allocation agreement that had been in effect since October 1, 1993.

GEOTRAC TRANSACTIONS

         DJWW Corp., an Ohio corporation, was formed in June 1987 by Daniel J. White ("Mr. White"), the corporation's president and sole shareholder. In May 1991, the corporation changed its name to Geotrac, Inc. In August, 1994, Geotrac, Inc. sold substantially all of its assets to SMS Geotrac, Inc., a Delaware corporation ("SMS Geotrac"), for a purchase price of $1,000,000 in cash, plus a contingent payment based on net profits after taxes for the Fiscal year ended June 30, 1995. SMS Geotrac was a wholly-owned subsidiary of Strategic Holdings USA, Inc. ("Strategic"). During the year ended June 30, 1996 and on July 30, 1997, SMS Geotrac made payments of $932,222 and $1,700,000, respectively to Mr. White in satisfaction of the contingent payment obligations under the acquisition agreement. The amounts were recorded as an increase to goodwill and an additional capital contribution to SMS Geotrac. In connection with the sale of assets to SMS Geotrac, Mr. White became the president of SMS Geotrac and received a four-year employment contract at a base salary of $100,000 per year. In September 1994, Geotrac, Inc. changed its name to YoSystems, Inc. During the year ended June 30, 1997, SMS Geotrac and Strategic agreed to treat all outstanding amounts owed to the parent, $1,611,140, as an additional capital contribution. In addition, Strategic contributed $500,000 to SMS Geotrac.

         During the one-month period ended July 31, 1997, SMS Geotrac advanced $797,000 to YoSystems, Inc. In July 1997, YoSystems acquired all of the issued and outstanding shares of capital stock of SMS Geotrac from Strategic for $15 million in cash. The purchase price was funded through an $8.75 million loan from Huntington National Bank to YoSystems ($8.25 million of which was used in the purchase) plus $6.75 million in cash paid by the Company in connection with its acquisition of a 49% interest in YoSystems, as described below. Thereafter, the Company assumed the loan from Huntington National Bank, which loan has since been repaid from proceeds received in the Company's initial public offering.

         Neither YoSystems nor Mr. White, its president and sole shareholder, had a preexisting right to acquire SMS Geotrac pursuant to the August, 1994 transaction. The purchase price of the SMS Geotrac stock was determined by arm's length negotiations. After the stock purchase transaction, SMS Geotrac merged into YoSystems, with YoSystems being the surviving entity and changing its name back to Geotrac, Inc. Concurrent with the acquisition of SMS Geotrac by YoSystems, the Company, through a subsidiary, Bankers Hazard Determination Services, Inc. ("BHDS"), purchased a 49% interest in YoSystems for $6.75 million in cash. At that time, the Company did not contemplate acquiring the remaining 51% of YoSystems, Inc.

         In connection with the Company's purchase of a 49% interest in YoSystems, BHDS issued 675,000 shares of non-cumulative 8% preferred stock to Heritage Hotel Holding Company ("Heritage"), a corporation owned by Richard M. Brubaker, the half brother of Robert M. Menke, a director of the Company. The preferred stock of BHDS issued to Heritage had a par value of $10 per share and was subject to redemption at the option of the board of directors of BHDS. The preferred stock could be redeemed at any time at a price equal to 108% of the original consideration paid for the stock by the shareholder plus the amount of the dividends declared and unpaid on the redemption date Heritage funded the preferred stock purchase by entering into a note agreement with a commercial bank for $6.75 million, with the preferred stock serving as collateral. On May 8, 1998, the Company purchased the outstanding preferred stock of BHDS in exchange for a note to Heritage in the principal amount of $6.75 million. The note was repaid in full in February, 2000 out of the net proceeds to the Company from its initial public offering. After May 8, 1998, the preferred stock of BHDS held by the Company was exchanged for 675,000 shares or 8.5% cumulative preferred stock of BHDS. The shares of non-cumulative 8% preferred stock were then retired. Dividends declared on the preferred stock for l997 and 1998 were $229,315 and $189,370, respectively.

         In July 1998, the Company acquired the remaining 51% equity interest in Geotrac, Inc. (formerly YoSystems) pursuant to the merger of Geotrac, Inc. with and into BHDS, with the surviving entity being known as "Geotrac of America, Inc." ("Geotrac"). The Company acquired the remaining 51% interest from Mr. White and his wife and certain minority shareholders in exchange for (i) 524,198 shares of Common Stock, (ii) a promissory note in the principal amount of $1,500,000 bearing interest at a rate of 8.5%, and (iii) cash in the amount of $728,069 (paid in December, 1998), for a total purchase price of $7,994,000. In addition, the Company assumed the loan in the original principal amount of $8,750,000 from Huntington National Bank made to YoSystems in July 1997. As described above, the loan from Huntington Bank was repaid from proceeds received in the Company's initial public offering. In connection with this transaction, Geotrac entered into an employment agreement with Mr. White pursuant to which Mr. White served as the President and Chief Executive Officer of Geotrac. In addition, the Company entered into a Corporate Governance Agreement with Mr. White and Geotrac setting forth certain terms and conditions upon which Geotrac continued to operate following the merger.

         On December 28, 2001 the Company consummated the transactions contemplated by a stock purchase agreement (as amended, the "Stock Purchase Agreement"), dated as of September 20, 2001, by and among the Company, Geotrac, Geotrac Holdings, Inc., Mr. White, the Daniel J. White Trust, the Sandra A. White Trust, and, solely for purposes of a non-competition covenant, BIG. The shareholders of the Company approved the Stock Purchase Agreement and the transactions contemplated thereby in accordance with Florida law at a Special Meeting of Shareholders held on December 26, 2001.

         Pursuant to the Stock Purchase Agreement, Geotrac Holdings, Inc., a Delaware corporation formed by Mr. White and his spouse, Sandra A. White, purchased all the issued and outstanding capital stock (the "Shares") of Geotrac. Prior to the consummation of the transactions contemplated by the Stock Purchase Agreement, Mr. White served as a director of the Company and President, Chief Executive Officer and a director of Geotrac. Mr. White resigned as a director of the Company effective as of the consummation of the sale of the Shares.

         The purchase price paid for the Shares was $19 million in cash, plus 524,198 shares of Common Stock of the Company beneficially owned by Mr. White and his spouse. Pursuant to the Stock Purchase Agreement, certain of the parties also entered into additional agreements as of the closing of such sale, including a Flood Zone Determination Service Agreement pursuant to which Geotrac will provide the Company with flood zone determination services for up to ten years at pricing management of the Company currently considers to be favorable.

         Geotrac leased a 12,400 square-foot facility in Norwalk, Ohio from DanYo LLC, a limited liability company wholly owned by Mr. White and his spouse. This lease, which was renewed effective September 1, 1999, was for a term of five years, expiring on August 31, 2004, and provided for monthly rental payments of approximately $10,448, plus payment of utilities, real estate taxes and assessments, insurance, repairs and similar expenses.

         During the year ended December 31, 2000 and for the period from January 1, 2001 through December 27, 2001, Geotrac paid fees of $339,345 and $1.0 million, respectively, to SLK Software Services Private Limited ("SLK") for various consulting services. Mr. White had an equity interest of approximately 46% in SLK at December 28, 2001, the closing date of the date of Geotrac. Mr. White was neither a director nor an officer of SLK and did not have the ability to exercise control or make management decisions. At December 27, 2001 and December 31, 2000, Geotrac owed SLK $68,600 and $15,200, respectively.

         During the year ended December 31, 2000 and the period from January 1, 2001 through December 27, 2001, Geotrac paid $396,200 and $946,000 in flood zone determination costs and $611,200 and $439,000 in digitizing costs and other miscellaneous, respectively, to JDI Software Services Private Limited ("JDI"). On January 9, 2001, Mr. White purchased 100,550 shares of JDI, representing approximately a 48% ownership interest in JDI. Mr. White was neither a director nor an officer of JDI and did not have the ability to exercise control nor make management decisions. At December 27, 2001 and December 31, 2000, Geotrac owed JDI $62,000 and $85,300, respectively. Additionally, JDI owed Geotrac $100,000 at December 31, 2000 for the sale of Geotrac's National GIS Flood Coverage.

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

MISCELLANEOUS

         In February 1999, Western International Insurance Company, a wholly-owned subsidiary of VCC and presently a more than 5% shareholder of the Company, loaned $12.0 million to BIG in exchange for a subordinated note. This loan was funded by using a portion of the net proceeds received by VCC in the Company's initial public offering. BIG, in turn, used a portion of such loan proceeds to satisfy a note payable (including accrued interest) to the Company which totaled $5,322,455. The balance of the loan proceeds were intended to provide BIG with additional capital to repay other outstanding indebtedness and expand its operations. The Company, in turn, used the funds received from BIG, together with a portion of the net proceeds from its initial public offering, to satisfy $7,054,996 in accounts, income taxes and notes payable (including accrued interest) payable to BIG.

         In 1998, BIG made a loan of $55,000 to David M. Howard. Interest on the loan was payable at a rate of 8.5% annually and the loan was to be repaid in equal bi-weekly installments with a balloon payment due on March 31, 2000. Subsequently, the note was extended indefinitely with Mr. Howard continuing to make bi-weekly payments. In early 2000, after Mr. Howard joined the Company as a director and executive officer, the loan was transferred to the Company. In December 2001, the Company paid Mr. Howard a bonus of approximately $71,000 in the form of the forgiveness of such indebtedness (grossed up to cover associated taxes). See "Item 11. Executive Compensation--Compensation Committee Report on Executive Compensation."

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

         List of documents filed as part of this report:

         (1) Financial Statements

Insurance Management Solutions Group, Inc. Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2000 and 2001

Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001

Consolidated Statement of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules

Report of Independent Certified Public Accountants on Schedule 1

Schedule 1--Condensed Financial Information of Registrant

Notes to Condensed Financial Information of Registrant.

         (3) Exhibits

         EXHIBIT
          NUMBER                                     EXHIBIT DESCRIPTION
         -------                                     -------------------
           3.1        Amended and Restated Articles of Incorporation of Insurance Management Solutions
                      Group, Inc.*

           3.2        Amended and Restated Bylaws of Insurance Management Solutions Group, Inc.*

         EXHIBIT
          NUMBER                                     EXHIBIT DESCRIPTION
         -------                                     -------------------
           4.1        Specimen  certificate for the Common Stock of Insurance  Management  Solutions  Group,
                      Inc.*

          10.1        Employment  Agreement,  dated August 10,  1998, between David K.  Meehan and Insurance
                      Management Solutions Group, Inc.*

          10.2        Insurance Management Solutions Group, Inc. Long Term Incentive Plan.*

          10.3        Insurance  Management  Solutions  Group,  Inc.  Non-Employee  Directors'  Stock Option
                      Plan.*

          10.4        Snell Arcade Building Lease, dated May 15,  1996, between Snell Arcade Limited Company and Bankers  Insurance  Group,  Inc., as revised and assigned to Insurance  Management
                      Solutions Group, Inc., effective January 1, 1998.*

          10.5        Lease Agreement for 10051 5th Street North, dated October 15, 2001, between Bankers Life
                      Insurance Company and Insurance Management Solutions Group, Inc. (to be filed by amendment).


          10.6        Bankers  Financial Center Lease  Agreement,  dated  January 1,  1997,  between Bankers
                      Insurance Company and Insurance Management Solutions Group, Inc.*

          10.7        Administration  Services Agreement,  dated January 1,  1998, between Bankers Insurance
                      Group, Inc. and Insurance  Management  Solutions Group,  Inc.,  including  Addendum to
                      Administration  Services Agreement,  dated December 2,  1998 and effective  January 1,
                      1998, and Addendum to Administration Services Agreement, effective January 1, 1999.*

          10.8        Service  Agreement,  dated January 1,  1998, between Insurance  Management  Solutions,
                      Inc. and Bankers Insurance Company,  including  Addendum dated April 1,  1998 and form of Addendum to Service Agreements effective January 1, 1999.*

          10.9        Service Agreement dated January 1,  1998 between Insurance Management Solutions,  Inc.
                      and  Bankers  Security  Insurance  Company,  including  form of  Addendum  to  Service
                      Agreements effective January 1, 1999. *

          10.10       Service Agreement dated January 1,  1998 between Insurance Management Solutions,  Inc.
                      and  First  Community  Insurance  Company,  including  form  of  Addendum  to  Service
                      Agreements effective January 1, 1999. *

          10.11       Insurance Administration Services Agreement, effective September 30, 2001, between Insurance
                      Management Solutions, Inc. and each of Mobile USA Insurance Company, Inc. and Philadelphia
                      Indemnity Insurance Company (to be filed by amendment).

        EXHIBIT
         NUMBER                                     EXHIBIT DESCRIPTION
        -------                                     -------------------
        10.12         Insurance Administration Services Agreement, dated October 1, 2001, between Insurance
                      Management Solutions, Inc. and Auto Club South Insurance Company (to be filed by amendment).

        10.13         Flood Insurance Program Services Agreement by and among Insurance Management
                      Information Services, Inc., American Alternative Insurance Corporation, and Corporate
                      Insurance Agency Services.*

        10.14         Agreement and Plan of Merger, dated May 12, 1998, by and among Geotrac, Inc.,
                      Insurance Management Solutions, Inc., Daniel J. and Sandra White, Bankers Insurance
                      Group, Inc. and Bankers Hazard Determination Services, Inc.*

        10.15         Term Lease Master Agreement, dated August 6, 1996, between IBM Credit Corporation and
                      Bankers Insurance Company, assigned by Bankers Insurance Company to Insurance
                      Management Solutions, Inc., effective April 1, 1998, pursuant to Sales and Assignment
                      Agreement, dated May 6, 1998.*

        10.16         Sales and Assignment Agreement, dated May 6, 1998, by and between Insurance
                      Management Solutions Group, Inc., Insurance Management Solutions, Inc., Bankers
                      Insurance Group, Inc., Bankers Insurance Services, Inc., Bankers Life Insurance
                      Company, Southern Rental & Leasing Corporation, Bankers Insurance Company and
                      Insurance Management Information Services, Inc.*

        10.17         Tax Indemnity Agreement dated July 31, 1998 between Bankers Insurance Group, Inc.,
                      Insurance Management Solutions Group, Inc. and Daniel J. and Sandra White.*

        10.18         Flood Insurance Agreement, dated January 6, 1998, between First Community Insurance
                      Company and Keystone Insurance Company.*

        10.19         Marketing  Agreement, dated November 14, 1997, between First Community Insurance
                      Company and Nobel Insurance Company.*

        10.20         Flood Insurance Agreement, dated February 11, 1998, between First Community Insurance
                      Company and Horace Mann Insurance Company.*

        10.21         Flood Insurance Agreement, dated February 17, 1995, between First Community Insurance
                      Company and Armed Forces Insurance Exchange, as amended.*

        10.22         Flood Insurance Agreement, dated November 17, 1995, between First Community Insurance
                      Company and Amica Mutual Insurance Company, as amended.*

        10.23         Non-Qualified Stock Option Plan.*

        10.24         Funding Agreement, dated June 19, 1998, by and between Bankers Insurance Group, Inc.
                      and Insurance Management Solutions Group, Inc.*

       EXHIBIT
        NUMBER                                     EXHIBIT DESCRIPTION
       -------                                     -------------------
        10.25         Assignment  of  Registered  Service  Mark  ("Floodwriter"),  dated May 7,  1998,  from
                      Bankers Insurance Company to Insurance Management Solutions, Inc.*

        10.26         Assignment of  Registered  Service Mark  ("Undercurrents"),  dated May 7,  1998,  from
                      Bankers Insurance Company to Insurance Management Solutions, Inc.*

        10.27         Software License Agreement,  effective  January 1,  1998, between Insurance Management
                      Solutions, Inc., Bankers Insurance Group, Inc. and Bankers Insurance Company.*

        10.28         Tax Indemnity  Agreement dated July 31,  1998 between Insurance  Management  Solutions
                      Group,  Inc.,  Insurance  Management  Solutions,  Inc.  and Geotrac of America,  Inc.,
                      including Addendum dated July 31, 1998.*

        10.29         Tax Allocation  Agreement dated July 31,  1998 between Insurance  Management Solutions
                      Group,  Inc.,  Insurance  Management  Solutions,  Inc.  and Geotrac of America,  Inc.,
                      including Addendum dated July 31, 1998.*

        10.30         Service Agreement dated December 1,  1998 between Insurance Management Solutions, Inc.
                      and Bankers Life Insurance  Company,  including  Addendum to Service  Agreements dated
                      December 11, 1998 and effective January 1, 1999*

        10.31         AYO Claims Agreement  between Florida Windstorm  Underwriting  Association and Bankers
                      Insurance Group, Inc., dated February, 1998.*

        10.32         Assignment  of AYO Claims  Agreement  among Bankers  Insurance  Group,  Inc.,  Bankers
                      Insurance Company and Florida Windstorm  Underwriting  Association dated  December 15,
                      1998.*

        10.33         Software  Transfer  Agreement dated  September 1,  1998 by and among Bankers Insurance
                      Group, Inc.,  Bankers Insurance Company,  Insurance  Management  Solutions,  Inc., and
                      First Community Insurance Company.*

        10.34         Registration  Rights  Agreement  dated January,  1999,  between  Insurance  Management
                      Solutions Group, Inc. and J. Douglas Branham and Felicia A. Rivas.*

        10.35         Stock Purchase Agreement dated December 10,  1998 between Colonial  Catastrophe Claims
                      Corporation,  J. Douglas Branham, Felicia A. Rivas, and Insurance Management Solutions
                      Group, Inc., including Addenda thereto.*

        10.36         Loan Agreement dated  December 16,  1998 between  Bankers  Insurance  Group,  Inc. and
                      Western International Insurance Company.*

        10.37         Promissory Note of Bankers  Insurance  Group,  Inc. in favor of Western  International
                      Insurance Company*

       EXHIBIT
        NUMBER                                     EXHIBIT DESCRIPTION
       -------                                     -------------------

        10.38         Agreement  for   Satisfaction  of  Debt  and   Capitalization   of  Subsidiary   dated
                      December 16,  1998  between  Venture  Capital  Corporation  and Western  International
                      Insurance Company.*

        10.39         Plan of Merger  dated  January 7,  1999 and  effective  January 15,  1999  between IMS
                      Colonial, Inc.  and Colonial Catastrophe Claims Corporation.*

        10.40         Flood Insurance Services Agreement,  dated January 14,  1999, by and between Insurance
                      Management Solutions Group, Inc. and Farmers Services Corporation.*

        10.41         Funding Agreement,  dated  February 16,  1999, by and between Bankers Insurance Group,
                      Inc.,   Bankers   Insurance   Company,   Venture   Capital   Corporation  and  Western
                      International Insurance Company.**

        10.42         Insurance Administration Services Agreement, dated October 17, 2001, by and between
                      Insurance Management Solutions, Inc. and Middlesex Mutual Assurance Company (to be filed by amendment).

        10.43         Flood  Insurance  Services  Agreement,  effective  January 13,  1999,  by and  between
                      Insurance Management Solutions, Inc. and Island Insurance Companies, Ltd.**

        10.44         Lease  Agreement,  dated  February 1,  1999,  by and between  Colonial  Real Estate of
                      Dunedin, Inc.  and Colonial Claims Corporation.**

        10.45         Second Addendum to Service Agreements,  effective as of April 1,  1999, by and between
                      Insurance  Management  Solutions,  Inc. and each of Bankers Insurance  Company,  First
                      Community Insurance Company and Bankers Security Insurance Company.***

        10.46         Technical Support Services  Agreement,  dated April 1,  1999, by and between Insurance
                      Management Solutions, Inc. and Bankers Insurance Group, Inc. and its subsidiaries.***

        10.47         Lease  Agreement,  dated  September 27,  1999, by and between  Koger Equity,  Inc. and
                      Insurance Management Solutions Group, Inc.****

        10.48         Insurance  Administration  Services  Agreement,  effective as of May 3,  2000,  by and between Insurance Management Solutions, Inc. and Reliance Insurance Company.*****

        10.49         Insurance  Administration  Services Agreement,  effective as of June 30,  2000, by and between Insurance Management Solutions, Inc. and Instant Insurance Holding, Inc.*****

        10.50         Development  Services  Agreement,  effective  as of  June 30,  2000,  by  and  between
                      Insurance Management Solutions, Inc. and Instant Insurance Holding, Inc.*****

        10.51         Insurance Administration Services Agreement (Interim),  effective as of June 22, 2000, by and between Insurance  Management  Solutions,  Inc. and Instant Insurance  Holding,
                      Inc.*****

       EXHIBIT
        NUMBER                                     EXHIBIT DESCRIPTION
       -------                                     -------------------

        10.52         Insurance Administration Services Agreement Termination and Interim Services Addendum,
                      effective as of August 1, 2000, by and between Insurance Management Solutions, Inc.,
                      International Catastrophe Insurance Managers, LLC and Clarendon National Insurance
                      Company, including all schedules and exhibits thereto.******

        10.53         Insurance Management Solutions Group, Inc. 2000 Stock Incentive Plan*******

        10.54         Insurance   Management   Solutions  Group,  Inc.  2000  Non-Employee   Director  Stock
                      Plan*******

        10.55         Employment Agreement,  dated August 19,  1998, between Robert G. Gantley and Insurance
                      Management Solutions, Inc.*******

        10.56         Release  and  Separation  Agreement,  dated  April 12,  2001,  between  Christopher P.
                      Breakiron and Insurance Management Solutions Group, Inc.*******

        10.57         Consulting  Agreement,  dated April 12,  2001,  between  Christopher P.  Breakiron and
                      Insurance Management Solutions Group, Inc.*******

        10.58         Asset  Purchase  Agreement,  including  Indemnification  Agreement,  Bill of Sale  and
                      Assignment  of Flood  Monitoring  Agreement,  effective  July 31,  2000,  between  IMS
                      Direct, Inc.  and Bankers Insurance Services, Inc.*******

        10.59         Letter  Agreement,   dated  April 13,   2001,  by  and  between  Insurance  Management
                      Solutions,  Inc.,  Bankers Insurance Group,  Inc.,  Bankers Insurance  Company,  First
                      Community Insurance Company and Bankers Security Insurance Company.*******

        10.60         Settlement  Agreement,  dated  February 20,  2001,  by and between  Instant  Insurance
                      Holdings,   Instant  Auto  Insurance  Company  and  Insurance  Management   Solutions,
                      Inc.*******

        10.61         Commitment  Letter to advance  service fee payments,  dated  April 13,  2001,  between
                      Insurance Management Solutions, Inc. and Bankers Insurance Group, Inc.*******

        10.62         Credit and Security  Agreement,  dated August 14,  2001, between Insurance  Management
                      Solutions Group, Inc. and Bankers Insurance Group, Inc.********

        10.63         Collateral  Assignment of Flood Book, dated August 14,  2001, by Bankers Underwriters,
                      Inc. ********

        10.64         Stock Option Agreement,  dated August 14, 2001,  between Bankers Insurance Group, Inc.
                      and Insurance Management Solutions Group, Inc.********

        10.65         Employment  Agreement,  dated October 4,  2001 and effective October 1,  2001, between
                      Insurance Management Solutions Group, Inc. and Anthony R. Marando.*********

       EXHIBIT
       NUMBER                                     EXHIBIT DESCRIPTION
       -------                                    -------------------
        10.66         Stock Purchase Agreement, dated as of September 20, 2001 (the "Stock Purchase
                      Agreement"), by and among Insurance Management Solutions Group, Inc., Geotrac of
                      America, Inc., Geotrac Holdings, Inc., Daniel J. White, the Daniel J. White Trust,
                      the Sandra A. White Trust and, solely for purposes of Section 7.2, Bankers Insurance
                      Group, Inc. (including the Exhibits thereto).**********

        10.67         Amendment to the Stock Purchase Agreement, dated December 28, 2001.**********

        10.68         Master  Promissory Note, dated August 14, 2001, by Bankers  Insurance Group,
                      Inc.***********

        10.69         Amendment No. 1 to Credit and Security Agreement, dated March 14, 2002, between
                      Insurance Management Solutions Group, Inc. and Bankers Insurance Group,
                      Inc.***********

        10.70         Amendment to Tax Allocation Agreement, dated September 20, 2001, between Insurance
                      Management Solutions Group, Inc., Geotrac of America, Inc., IMS Direct, Inc. and
                      Insurance Management Solutions, Inc.

        10.71         Insurance Administration Services Agreement, effective October 1, 2001, by and between
                      Insurance Management Solutions, Inc. and each of Bankers Insurance Company, Bankers
                      Security Insurance Company and First Community Insurance Company. (to be filed by amendment).

        10.72         Run Off Claim Administration Services Agreement, effective June 7, 2001, between
                      Insurance Management Solutions, Inc. and each of Bankers Insurance Company and First
                      Community Insurance Company. (to be filed by amendment).

        10.73         Claims Administration Agreement, dated November 26, 2001, between International
                      Catastrophe Insurance Managers, LLC, Insurance Management Solutions, Inc. and AXA RE
                      America Insurance Company. (to be filed by amendment).

        10.74         Insurance Administration Services Agreement, effective September 1, 2001, between
                      Insurance Management Solutions, Inc. and Cooperativa de Seguros Multiples de Puerto
                      Rico. (to be filed by amendment).

        10.75         Runoff Claim Administration Services Agreement, effective January 1, 2001, between
                      Insurance Management Solutions, Inc., Instant Insurance Holdings, Inc. and Instant
                      Auto Insurance Company. (to be filed by amendment).

        10.76         Insurance Administration Services Agreement, effective March 1, 2001, between
                      Insurance Management Solutions, Inc. and Residence Mutual Insurance Company. (to be
                      filed by amendment).

        10.77         Development Services Agreement, effective May 1, 2001, between Insurance Management
                      Solutions, Inc. and Portogo, Inc. (to be filed by amendment).

        10.78         First Amendment of Lease, dated August 1, 2001, between Bankers Insurance
                      Company and Insurance Management Solutions Group, Inc.

        10.79         Termination of Lease Agreement, dated December 31, 2001, between Bankers Insurance
                      Company and Insurance Management Solutions Group, Inc.

        10.80         Sublease Agreement, dated December 31, 2001, between Bankers Financial Corporation and
                      Insurance Management Solutions Group, Inc.

        10.81         Appointment of Administrator, dated October 7, 2001, between Bankers Insurance Group,
                      Inc. and Insurance Management Solutions, Inc.

        21.1          List of subsidiaries of Insurance Management Solutions Group, Inc.

        24.1          Power of Attorney relating to subsequent amendments (included on signature page hereto).

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

        *****         Previously filed as part of the Company's Form 10-Q for the quarter ended June 30,
                      2000, and incorporated by reference herein. ****** Previously  filed as part of the Company's Form 10-Q for the quarter ended September 30, 2000, and incorporated by reference herein

        *******       Previously filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein.

        ********      Previously filed as part of the Company's Form 10-Q for the quarter ended June 30,
                      2001, and incorporated by reference herein.

        *********     Previously filed as part of the Company's Form 10-Q for the quarter ended September
                      30, 2001, and incorporated by reference herein.

        **********    Previously filed as part of the Company's Current Report on Form 8-K filed on January 14, 2002

         Exhibits 10.1, 10.2, 10.3, 10.23, 10.53, 10.54, 10.55, 10.56, 10.57 and
10.65 represent management contracts and compensatory plans.

         (b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
  CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                           F2
Consolidated Balance Sheets as of December 31, 2000 and 2001                 F3
Consolidated Statements of Operations for the years ended
     December 31, 1999, 2000 and 2001                                        F4
Consolidated Statement of Shareholders' Equity for the years ended
     December 31, 1999, 2000 and 2001                                        F5
Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 2000 and 2001                                        F6
Notes to Consolidated Financial Statements                                   F7
Report of Independent Certified Public Accountants on Schedule I             F40
Schedule I - Condensed Financial Information of Registrant                   F41
Notes to Condensed Financial Information of Registrant                       F44

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Insurance Management Solutions Group, Inc.

     We have audited the accompanying consolidated balance sheets of Insurance Management Solutions Group, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insurance Management Solutions Group, Inc. and subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ GRANT THORNTON LLP

Tampa, Florida
March 21, 2002

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                            -------------------------------
                                                                                2000                 2001
                                                                            ----------          -----------
                             ASSETS
CURRENT ASSETS
   Cash and cash equivalents...................................             $2,391,103          $20,095,808
   Accounts receivable, trade - affiliates ....................              2,615,699            4,716,172
   Accounts receivable, trade - Geotrac........................              1,079,353                   --
   Accounts receivable, trade - net ...........................              1,799,440              875,297
   Prepaid expenses and other assets...........................              1,235,874              883,729
   Note receivable - affiliate.................................                     --            5,026,541
   Note receivable.............................................                639,658                   --
                                                                            ----------          -----------
        Total current assets...................................              9,761,127           31,597,547
PROPERTY AND EQUIPMENT, net....................................              4,519,732            3,942,712
OTHER ASSETS
   Note receivable.............................................                559,271                   --
   Goodwill, net...............................................              2,382,786            2,250,409
   Service contracts, net......................................                     --            2,189,090
   Capitalized software costs, net.............................              1,044,846              564,793
   Deferred tax assets.........................................                447,449              429,329
   Other.......................................................                300,839               25,600
   Net assets of discontinued operations.......................             20,564,751                   --
                                                                            ----------          -----------
         Total assets..........................................            $39,580,801          $40,999,480
                                                                           ===========          ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable, trade - Geotrac...........................             $1,017,163          $        --
   Accounts payable, trade.....................................              1,895,219            1,272,921
   Employee related accrued expenses...........................              1,326,349            1,546,078
   Other accrued expenses......................................              2,019,385            2,352,487
   Capital lease payable.......................................                185,289                   --
   Income taxes payable........................................                 24,808            1,418,415
                                                                            ----------          -----------
         Total current liabilities.............................              6,468,213            6,589,901
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Preferred Stock, $.01 par value; 20,000,000 shares
     authorized, no shares issued and outstanding..............                    --                    --
   Common Stock, $.01 par value; 100,000,000 shares
     authorized, 12,800,261 and 12,276,063 shares issued and
     outstanding at December 31, 2000 and 2001, respectively...                128,002              122,760
   Additional paid-in capital..................................             27,545,901           26,394,438
   Retained earnings...........................................              5,438,685            7,892,381
                                                                            ----------          -----------
         Total shareholders' equity............................             33,112,588           34,409,579
                                                                            ----------          -----------
         Total liabilities and shareholders' equity............            $39,580,801          $40,999,480
                                                                           ===========          ===========


         The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                   1999              2000              2001
                                                              ------------      ------------      ------------
        REVENUES
           Outsourcing services - affiliated ............     $ 42,102,818      $ 38,881,502      $ 38,799,105
           Outsourcing services .........................       10,702,732         7,973,652        18,315,309
                                                              ------------      ------------      ------------
                 Total revenues .........................       52,805,550        46,855,154        57,114,414
                                                              ------------      ------------      ------------
        EXPENSES
           Cost of outsourcing services .................       38,939,215        37,695,043        41,902,799
           Selling, general and administrative ..........        6,600,819         7,438,712         6,945,378
           Management services from Parent ..............        2,165,250         1,860,760         1,327,553
           Depreciation and amortization ................        3,229,839         3,024,573         2,973,454
                                                              ------------      ------------      ------------
                 Total expenses .........................       50,935,123        50,019,088        53,149,184
                                                              ------------      ------------      ------------
        OPERATING INCOME/(LOSS) .........................        1,870,427        (3,163,934)        3,965,230
                                                              ------------      ------------      ------------
        OTHER INCOME/(EXPENSE):
           Interest income ..............................          342,074           306,906           282,601
           Interest expense .............................         (255,393)          (60,905)           (5,736)
                                                              ------------      ------------      ------------
                 Total other income/(expense) ...........           86,681           246,001           276,865
                                                              ------------      ------------      ------------
        INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE
               INCOME TAXES AND DISCONTINUED OPERATIONS .        1,957,108        (2,917,933)        4,242,095
        PROVISION/(BENEFIT) FOR INCOME TAXES ............          832,447          (730,988)        1,375,968
                                                              ------------      ------------      ------------
        INCOME/(LOSS) FROM CONTINUING
           OPERATIONS BEFORE DISCONTINUED
           OPERATIONS ...................................        1,124,661        (2,186,945)        2,866,127
        INCOME FROM OPERATIONS OF
           DISCONTINUED OPERATIONS, NET OF
           INCOME TAXES .................................        2,070,399         1,677,580         2,413,338
        GAIN/(LOSS) ON DISPOSAL OF
           DISCONTINUED OPERATIONS, NET OF
           INCOME TAXES .................................               --                --        (2,825,769)
                                                              ------------      ------------      ------------
        NET INCOME/(LOSS) ...............................     $  3,195,060      $   (509,365)     $  2,453,696
                                                              ============      ============      ============

        Earnings/(loss) per Common Share:
          Income/(loss) from continuing operations ......     $        .09      $       (.17)     $        .22
          Income/(loss) from discontinued operations ....              .17               .13              (.03)
                                                              ------------      ------------      ------------

        NET INCOME/(LOSS) PER COMMON SHARE ..............     $        .26      $       (.04)     $        .19
                                                              ------------      ------------      ------------
        Weighted average common shares outstanding ......       12,448,183        12,793,953        12,794,516
                                                              ============      ============      ============

                The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                              Additional
                                                              Common           Paid-In            Retained
                                                               Stock           Capital            Earnings            Total
                                                             ---------       ------------       -----------       ------------

Balance at December 31, 1998 ..........................      $ 105,242       $  5,830,930       $ 2,752,991       $  8,689,163
   Issuance of Common Stock as partial
     consideration for the acquisition of Colonial
     Claims ...........................................          1,545          1,698,455                --          1,700,000
   Initial public offering of Common Stock, net of
     offering costs ...................................         20,000         19,143,897                --         19,163,897
   Compensation expense related to stock options
     issued to non-employees ..........................             --            137,000                --            137,000
   Net income .........................................             --                 --         3,195,060          3,195,060
                                                             ---------       ------------       -----------       ------------
Balance at December 31, 1999 ..........................        126,787         26,810,282         5,948,051         32,885,120
   Issuance of Common Stock in connection with
     earn-out computation for Colonial Claims
     acquisition ......................................          1,215            298,785                --            300,000
   Non-cash compensation expense related to
     phantom stock plans ..............................             --            338,200                --            338,200
   Compensation expense related to stock options
     issued to non-employees ..........................             --             98,634                --             98,634
   Net loss ...........................................             --                 --          (509,366)          (509,366)
                                                             ---------       ------------       -----------       ------------
Balance at December 31, 2000 ..........................        128,002         27,545,901         5,438,685         33,112,588
   Compensation expense related to stock options
     issued to non-employees ..........................             --            180,000                --            180,000
   Common stock reacquired/retired related to
     Geotrac sale .....................................         (5,242)        (1,331,463)               --         (1,336,705)
   Net income .........................................             --                 --         2,453,696          2,453,696
                                                             ---------       ------------       -----------       ------------
Balance at December 31, 2001 ..........................      $ 122,760       $ 26,394,438       $ 7,892,381       $ 34,409,579
                                                             =========       ============       ===========       ============

         The accompanying notes are an integral part of these consolidated statements.

           INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31
                                                                     --------------------------------------------------
                                                                         1999               2000                2001
                                                                     -----------       ------------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income/(loss) from continuing operations..................        $ 1,124,661       $ (2,186,945)         $2,866,195
   Adjustments to reconcile net income/(loss) to net cash
     provided by operating activities:
     Depreciation and amortization...........................          3,237,634          3,022,383           2,984,912
     Provision for billing adjustments.......................                 --                 --             200,000
     Loss on disposal of property and equipment..............            165,307            174,674              19,334
     Compensation expense related to non-employee stock
       options...............................................            137,000             98,634             180,000
     Non-cash compensation expense related to phantom
       stock plans...........................................                 --            338,200                  --
     Deferred income taxes, net..............................           (333,403)           208,612              18,120
     Changes in assets and liabilities:
       Accounts receivable, trade............................            (45,572)          (592,812)            924,143
       Accounts receivable, trade - Geotrac..................            (18,525)          (952,785)          1,079,353
       Accounts receivable, trade - affiliate................         (2,350,404)           304,844          (2,300,473)
       Income taxes recoverable..............................            427,698            536,300                  --
       Prepaid expenses and other current assets.............           (318,852)           177,985             229,290
       Other assets..........................................           (123,970)          (587,071)            (63,265)
       Accounts payable, trade...............................            344,406            915,231            (622,298)
       Accounts payable, trade - Geotrac.....................         (2,106,700)           721,893          (1,017,163)
       Accounts payable, trade - affiliate...................         (1,735,676)           (12,833)                 --
       Employee related accrued expenses.....................            517,592           (525,284)            219,729
       Other accrued expenses (less transaction costs
         related to sale of Geotrac).........................          1,262,259            994,983            (440,379)
       Income taxes payable (less tax items related to
         Geotrac and other)..................................           (506,418)           424,854            (406,455)
                                                                     -----------       ------------          ----------
         Net cash provided by/(used in) operating activities.           (322,963)         3,060,863           3,871,043
                                                                     -----------       ------------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.......................         (2,063,984)        (3,004,083)         (1,763,031)
   Payment of acquisition debt...............................           (500,000)                --                  --
   Issuance of notes receivable..............................                 --           (500,000)                 --
   Issuance of notes receivable - affiliated.................                 --                 --          (5,026,541)
   Collection of notes receivable............................            321,406             90,406             409,594
   Dividend received from Geotrac............................                 --                 --             200,000
   Net proceeds from sale of Geotrac.........................                 --                 --          19,000,000
   Collection of notes receivable from discontinued
     operations..............................................            757,501          2,993,570           1,198,929
   Acquisition of Colonial Claims, net of cash acquired......         (1,698,908)                --                  --
   Payment of dividend to prior Colonial Claims
     shareholders............................................           (670,000)                --                  --
                                                                     -----------       ------------          ----------
         Net cash provided by/(used in) investing activities.         (3,853,985)          (420,107)         14,018,951
                                                                     -----------       ------------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds received from initial public offering........         19,163,897                 --                  --
   Repayment of debt.........................................         (2,366,855)          (249,653)           (185,289)
   Repayment of affiliated notes and accrued interest........        (13,208,420)                --                  --
                                                                     -----------       ------------          ----------
         Net cash (used in) financing activities.............          3,588,622           (249,653)           (185,289)
                                                                     -----------       ------------          ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............           (588,326)         2,391,103          17,704,705

CASH AND CASH EQUIVALENTS, beginning of period...............            588,326                 --           2,391,103
                                                                     -----------       ------------          ----------
CASH AND CASH EQUIVALENTS, end of period.....................          $      --        $ 2,391,103         $20,095,808
                                                                     ===========       ============          ==========


 The accompanying notes are an integral part of these consolidated statements.

                   INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS

Insurance Management Solutions Group, Inc. ("IMSG/The Company") is a holding company that was incorporated in the State of Florida in December 1996 by its Parent, Bankers Insurance Group ("BIG" or the "Parent").

The Company has operated in two major business segments: providing outsourcing services to the property and casualty insurance industry with an emphasis on flood insurance; and providing flood zone determinations primarily to insurance companies and financial institutions. The Company's outsourcing services, which are provided by its wholly owned subsidiaries Insurance Management Solutions, Inc. (IMS) and Colonial Claims Corporation (Colonial), include for IMS - policy and claims administration (policy issuance, billing and collection function) and information technology services and for Colonial - claims adjusting and processing. The Company's flood zone determination services had been provided by Geotrac of America, Inc. (Geotrac), a wholly owned subsidiary until December 28, 2001, when it was sold. With the disposition of Geotrac, which is reported as discontinued operations herein, Colonial became a separate reportable segment for financial statement reporting purposes (see Note 14).

The Company is substantially dependent on the business of its affiliated insurance companies under the common control of BIG as the Company derives a substantial portion of its revenue from outsourcing services provided to these affiliated companies and BIG.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Insurance Management Solutions Group, Inc. and its wholly owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

DISCONTINUED OPERATIONS

Geotrac represents discontinued operations and, accordingly, the discontinued segment's net assets are presented separately at December 31, 2000. Likewise, the Geotrac results of operations are excluded from continuing operations for all years presented (see Note 3).

USE OF ESTIMATES

The preparation of the Company's financial statements conforms to generally accepted accounting principles in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1999, 2000 and 2001, cash equivalents consisted of overnight repurchase agreements.

ACCOUNTS RECEIVABLE TRADE AND CONCENTRATION OF CREDIT RISK

Accounts receivable, trade represents amounts due from insurance companies and financial institutions related to claims adjusting services performed. Credit is granted to customers based on management's assessment of their credit worthiness and customer deposits are required in certain instances. The allowance for doubtful accounts totaled approximately $88,000 and $57,000 as of December 31, 2000 and 2001, respectively. Net bad debt expense totaled $101,100, $167,965 and $7,273 during the years ended December 31, 1999, 2000, 2001 and respectively.

At December 31, 2001 the Company established a $200,000 provision representing potential disputed billings with its affiliates under the service agreement, which has been effective since October 1, 2001 (see Note 12).

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the assets' estimated service lives. Accelerated methods are used for tax purposes.

GOODWILL

Goodwill associated with the acquisition of Colonial is amortized using the straight-line method over twenty years. The amortization period was determined based on various factors including the nature of the product or service provided, the Company's market position and historical and projected operating results. Accumulated amortization at December 31, 2000 and 2001 was $248,965 and $381,342, respectively.

CAPITALIZED SOFTWARE COSTS

In accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), the Company capitalizes certain qualifying software development costs incurred during the application development stage. Amortization is recorded using the straight-line method over the service life of the software or the term of the customer contract to which the software relates, which ranges from one to five years. Accumulated amortization at December 31, 2000 and 2001 was $518,055 and $1,049,873, respectively.

SERVICE CONTRACT

In conjunction with the Geotrac sale (see Note 3), the Company obtained a favorable long-term service contract with Geotrac for flood zone determinations, which has been recorded at its estimated fair value of $2,189,090 at December 27, 2001. The contract will be amortized over the 10-year contract period using a method that approximates the projected annual requirements of flood zone determinations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of its long-lived assets (including goodwill) in accordance with Statement of Financial Accounting Standards No. 121, ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires long-lived assets to be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered include current operating results, trends, and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent the sum of discounted (using the Company's incremental borrowing rate) estimated future cash flows (over a period of less than 20 years) expected to result from the use of the asset is less than the carrying value. No impairment exists for all periods presented (see Note 3 related to discontinued operations).

OUTSOURCING SERVICES REVENUES

Revenue generated from outsourcing services is recognized as earned when services are provided. See Note 12 for description of service agreements with affiliates.

Effective October 1, 2001, under the New Service Agreement with BIG, pass-through expenses (postage, Allocated Loss Adjustment Expenses (expenses for outsourcing services including but not limited to, expenses related to outside counsel, outside adjusters, and field investigations) and third-party information services (expenses from companies that provide services including but not limited to, motor vehicle registration inquiries and credit score reporting)) are charged to BIG, on a cost reimbursement basis. Amounts reimbursed are recorded as revenues.

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

NET INCOME/(LOSS) PER COMMON SHARE

Net income/(loss) per common share, which represents both basic and diluted earnings per share ("EPS") since no dilutive securities were outstanding for all periods presented, is computed by dividing net income/(loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

                                                                       YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------
Numerator                                                     1999              2000              2001
                                                           -----------      ------------       -----------
  Net income/(loss) .................................      $ 3,195,060      $   (509,365)      $ 2,453,696
                                                           ===========      ============       ===========
Denominator:
   Weighted average number of Common Shares
        used in basic EPS ...........................       12,448,183        12,793,953        12,794,516
   Diluted stock options ............................               --                --                --
                                                           -----------      ------------       -----------
    Weighted average number of Common Shares
         and diluted potential Common Shares used
         in diluted EPS .............................       12,448,183        12,793,953        12,794,516
                                                           ===========      ============       ===========

As of December 31, 1999, 2000 and 2001, options to purchase 453,500, 594,000 and 543,750 shares, respectively, of Common Stock were outstanding but were not included in the computation of diluted earnings per share as the inclusion of such shares would have an anti-dilutive effect.

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

For awards for other-than employees, the Company accounts for stock based compensation awards pursuant to the fair value based method of SFAS No. 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, due from affiliates, accounts payable, and due to affiliates approximate fair value due to the short maturity of those instruments.

RECLASSIFICATION

Exclusive of the separate presentation of continuing and discontinued operations, certain reclassifications have been made to the 2000 financial statements to conform to the December 31, 2001 presentation. Also see Note 15.

RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

NOTE 3. DISCONTINUED OPERATIONS

Effective December 28, 2001, with shareholder approval, the Company sold its wholly owned subsidiary, Geotrac, pursuant to a Stock Purchase Agreement dated September 30, 2001 to Geotrac Holdings, Inc. (Holdings). Holdings is a corporation formed by Geotrac's President and his spouse. The consideration included: $19,000,000 in cash and 524,198 shares of the Company's common stock (valued at $1,336,705 based on a quoted market price of the Company's common stock of $2.55 per share at December 27, 2001) beneficially held by Geotrac's President and his spouse. In addition, the Company entered a Flood Zone Determination Service Agreement with Geotrac for Geotrac to provide services for up to ten years, at a pricing arrangement that management of the Company believes is favorable. The Company valued the agreement at approximately $2,189,090 as supported by an independent third party investment banking firm's valuation.

The sale of Geotrac resulted in a pre-tax loss of approximately $1,025,769. Because of the existence of non-deductible and unamortized goodwill of $5,306,108 at December 27, 2001, the Company recognized income taxes of approximately $1,800,000 on the sale, for a total loss on the disposal of $2,825,769.

Prior to the sale of Geotrac in December 2001, a portion of the Company's retained earnings were not available for dividend distribution because of the effect of restrictions associated with Geotrac's Corporate Governance Agreement dated July 31, 1998.

Geotrac's condensed statement of income follows:

                                                            Year Ended December 31,
                                               -------------------------------------------------
                                                   1999               2000              2001
                                               ------------       ------------       -----------
Flood zone determination services              $ 18,540,543       $ 16,137,943       $20,679,050
Flood zone determination services -
  affiliated                                        620,320            929,004         1,159,415
                                               ------------       ------------       -----------
     Total revenues                              19,160,863         17,066,947        21,838,465
                                               ------------       ------------       -----------

Cost of flood zone determination services         8,102,234          7,664,052         9,092,967
Selling, general and administrative               4,382,005          3,775,622         4,439,399
Management services from Parent                      90,560             24,264            52,871
Write-off of capitalized software costs                  --                 --         1,543,988
Depreciation and amortization                     2,268,168          2,317,527         2,323,695
                                               ------------       ------------       -----------
     Total expenses                              14,842,967         13,781,465        17,452,920
                                               ------------       ------------       -----------

Operating Income                                  4,317,896          3,285,482         4,385,545
Other interest/(expense), net                      (546,384)           (27,531)           27,136
Income taxes                                      1,701,113          1,580,371         1,999,343
                                               ------------       ------------       -----------

Income from discontinued operations            $  2,070,399       $  1,677,580       $ 2,413,338
                                               ============       ============       ===========

Principally during the fourth quarter of 2001, Geotrac's management, with Geotrac's Board approval and outside consultants' advisement, decided to abandon further development of many components of a new software system that had been in-process since 1999. The decision was based on various factors including funding limitations, other available strategies, and technical difficulties.

Geotrac's condensed balance sheet follows:

                                                                  December 31,
                                                                  -------------
                                                                      2000
                                                                  -----------
Cash and cash equivalents                                         $ 2,801,058
Accounts receivable, trade - net                                    1,989,848
Accounts receivable, trade - affiliates                             1,017,163
Prepaid expenses and other assets                                     337,163
                                                                  -----------
     Total current assets                                           6,145,232
Property and equipment, net                                         4,596,820
Goodwill, net                                                      12,969,215
Customer contracts, net                                               916,667
Other assets                                                          417,009
                                                                  -----------
                                                                  $25,044,943
                                                                  ===========

Current portion of long-term debt                                 $   674,226
Accounts payable, trade                                               475,606
Accounts payable, trade - affiliates                                1,079,353
Other accrued expenses                                                458,069
Income taxes payable                                                  532,868
                                                                  -----------
     Total current liabilities                                      3,220,122
Long-term debt, less current portion                                  559,271
Deferred revenue                                                      700,799
Net assets of discontinued operations                              20,564,751
                                                                  -----------
                                                                  $25,044,943
                                                                  ===========


NOTE 4. ACQUISITION

Effective January 7, 1999, the Company, through a wholly owned subsidiary, acquired all of the issued and outstanding capital stock of Colonial Catastrophe Claims Corporation, a Florida corporation ("Colonial Catastrophe"), in exchange for (i) 154,545 shares of Common Stock, (ii) cash in the amount of $500,000,
(iii) a promissory note in the principal amount of $500,000, and (iv) an earn-out payment of $300,000, which was paid during February, 2000 in 121,518 shares of Common Stock, based upon achieving a target income before taxes of Colonial Claims for the year ended December 31, 1999. On January 15, 1999, Colonial Catastrophe was merged into the acquiring subsidiary and the name of the acquiring subsidiary was changed to "Colonial Claims Corporation" ("Colonial"). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations". The results of operations of Colonial is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including the $300,000 earn-out payment made in February 2000, was $3.0 million, which exceeded the fair value of the acquired net assets by $2.6 million. Such excess is being amortized on a straight-line basis over twenty years.


NOTE 5. PROPERTY AND EQUIPMENT

                                                              LIFE              DECEMBER 31,
                                                              ----      -------------------------------
                                                             (YEARS)        2000               2001
                                                             ------     ------------       -----------
Computer equipment and software                                3-5      $  8,529,637       $10,041,607
Office furniture and equipment                                  5          2,144,598         2,169,827
Leasehold improvements                                          5            794,621           828,773
                                                                        ------------       -----------
                                                                          11,468,856        13,040,207
Less--accumulated depreciation and amortization                           (6,949,124)       (9,097,495)
                                                                        ------------       -----------
 Total                                                                  $  4,519,732       $ 3,942,712
                                                                        ============       ===========

At December 31, 2001, property and equipment included $1,145,076 of assets ($960,948 of accumulated amortization) recorded under capital leases which became fully amortized in 2001. Depreciation and amortization expense was $2,862,089, $2,352,849 and $2,309,257 in 1999, 2000 and 2001, respectively.


NOTE 6. OTHER ACCRUED EXPENSES

                                                              DECEMBER 31,
                                                        --------------------------
                                                           2000            2001
                                                        ----------      ----------
Adjuster expenses payable                               $  281,697      $  313,241
Customer contract advance in dispute                       800,000         800,000
Operating lease rebate                                     228,595         147,914
Accrued professional fees                                  265,000         552,927
Taxes payable other than income                            164,600         161,000
Other accrued expenses                                     279,493         377,405
                                                        ----------      ----------
                                                        $2,019,385      $2,352,487
                                                        ==========      ==========



NOTE 7. NOTES RECEIVABLE

SECURED LINE OF CREDIT WITH BIG

On August 14, 2001, the Company entered into a Credit and Security Agreement with BIG (together with the related loan documentation, the "Credit Agreement"), pursuant to which the Company established a short-term, secured line of credit in favor of BIG in the amount of up to $5.0 million (the "Line of Credit"). BIG, the Company's principal customer and shareholder, requested the Line of Credit to assist with certain short-term working capital needs. As of the date of this Report, the aggregate principal amount outstanding under the Line of Credit is $5.0 million.

Pursuant to the Credit Agreement, interest is payable monthly on amounts outstanding under the Line of Credit at an annual rate equal to the Prime Rate (4.75% at December 31, 2001)(as defined in the Credit Agreement"), plus 1.5%. The Credit Agreement further provides that the Line of Credit would expire on February 28, 2002 (see paragraph below), unless repaid in full prior to such time or otherwise terminated pursuant to the terms of the Credit Agreement.

The Line of Credit is secured by (i) a first lien security interest in all accounts and contract rights of Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG ("BUI"), with insurance agents (including but not limited to general agents with respect to the sale of federal flood insurance) (collectively, the "Flood Book"), and (ii) an option (the "Option") to purchase from BIG the outstanding capital stock, consisting of 10,898 shares (the "Option Shares") of common stock, $318 par value per share, of First Community Insurance Company, a New York insurance company licensed in all fifty states ("FCIC"). BUI currently is a Florida general insurance agent for FCIC and BIC, a Florida insurance company licensed in approximately 30 states and a wholly-owned subsidiary of BIG. As of the date of this Report, management of the Company believes the fair market value of the Flood Book well exceeds the aggregate principal amount of the Line of Credit.

With respect to the Option, the aggregate exercise price for the Option Shares is $108,980, or $10.00 per Option Share. The Option Shares are subject to certain outstanding liens relating to certain indebtedness of BIG having an aggregate outstanding balance, as of February 28, 2002, totaling approximately $10.8 million (unaudited). The Option will become exercisable only at such time as (i) there shall be a default in the payment of any amounts due under the Credit Agreement for more than ten days after the date when they shall become due or (ii) there shall be any other default under the Credit Agreement if, after notice thereof, such default has not been cured within thirty days of such notice. In addition, any acquisition of the Option Shares by the Company pursuant to the Option would require the prior approval of the New York Department of Insurance. In the event the Option was to be exercised, no assurances can be given that such approval could be obtained.

The foregoing description of the Line of Credit is qualified in its entirety by reference to the Credit and Security Agreement, Master Promissory Note, Collateral Assignment of Flood Book and Stock Option Agreement.

Pursuant to the Credit Agreement, all unpaid principal and interest became due and payable in full on February 28, 2002. As of such date, BIG owed the Company an aggregate of approximately $5 million under the Line of Credit. On March 14, 2002, the Company and BIG amended the Credit Agreement to extend the Line of Credit until May 31, 2002. This amendment to the Credit Agreement was approved unanimously by the Audit Committee of the Board of Directors of the Company at a special meeting held on March 8, 2002. In making this determination the Audit Committee considered, among other things, (i) the Company's continued dependence on BIG (including certain of its subsidiaries) as the Company's principal customer and, (ii) the financial condition of BIG and the current status of the collateral securing the Line of Credit.

The Company has been advised by BIG that it is considering various methods of satisfying its obligations under the Line of Credit, including the possible sale of certain of its assets. No assurances can be given, however, that payment in full of all amounts due and owing under the Line of Credit will be received on or before June 10, 2002. If payment in full is not received from BIG on or before such date, the Audit Committee of the Board of Directors of the Company will determine the appropriate course of action after considering all factors it deems relevant or appropriate.

The Company believes that cash on-hand (including the proceeds from the Geotrac sale), cash flows from operations, and cash advances under the Commitment Letter are sufficient to support the Line of Credit and to satisfy the Company's currently anticipated working capital requirements. Given the significance of BIG as the principal customer of the Company, management of the Company, including the Audit Committee of the Board of Directors, determined that it was in the best interests of the Company and its shareholders to extend the Line of Credit.

UNAFFILIATED CUSTOMER LOAN

     In August 2000, the Company loaned $500,000 to an unaffiliated customer in connection with the termination of the outsourcing services agreement between the Company and such unaffiliated customer and received in return a $500,000 promissory note from such entity. The note provides for monthly payments equal to the greater of (a) ten thousand dollars ($10,000), or (b) one and one-half percent (1 1/2%) of net written premium (as defined) issued by such customer on or after August 1, 2000. In accordance with the terms of the note, ninety-two and one-half percent (92 1/2%) of each monthly payment shall be applied to the reduction of the outstanding principal balance and seven and one-half percent (7 1/2%) shall be interest under the note. The note is collateralized by all of the borrower's assets. Full payment of the note was received on May 14, 2001.


NOTE 8. CAPITAL LEASE

The Company leased various computer related equipment under capital leases, which expired in 2001. The outstanding balance under the capital leases as of December 31, 2000 totaled $185,289.

NOTE 9. SHAREHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

In February 1999, the Company completed an initial public offering ("IPO") of 3,350,000 shares of Common Stock at a price of $11.00 per share. Of the 3,350,000 shares sold in the IPO, 1,350,000 were sold by the Selling Shareholder and the remaining 2,000,000 shares were sold by the Company. The offering generated net proceeds to the Company of $19,164,000, after deducting offering expenses of approximately $1,296,000 paid by the Company. Such offering expenses were charged to additional paid-in capital against proceeds from the IPO.

PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of Preferred Stock, $.01 par value per share. The Board of Directors has the authority, without any further vote or action by the Company's shareholders, to issue Preferred Stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, and limitations of those series to the full extent now or hereafter permitted by Florida law. The Company did not issue any Preferred Stock Shares in 2001 and has no current intention to issue shares of Preferred Stock, although it may determine to do so in the future.

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

LONG TERM INCENTIVE PLANS

The Long-Term Incentive Plan (the "1999 Incentive Plan"), approved by the Company's Board of Directors and shareholders, provides for the grant of incentive or nonqualified stock options to purchase up to 875,000 shares of Common Stock. All such options are granted at fair market value or above and expire on the tenth anniversary from the date of grant. Options shall become exercisable 60% after three years, 20% after four years and 20% after five years. As of December 31, 2001, options to purchase 419,750 shares are outstanding under the 1999 Incentive Plan.

In October 2000, the Company's Board of Directors adopted the 2000 Stock Incentive Plan, subject to shareholder approval. The 2000 Stock Incentive Plan provides for the grant of incentive or nonqualified stock options, stock appreciation rights, and other stock based awards. No more than 1,000,000 shares of Common Stock, plus an additional 750,000 shares from the 1999 Incentive Plan that become available as a result of canceled, forfeited or expired awards under such plan may be issued under the 2000 Incentive Plan. All options are to be issued at the greater of the fair market value or "Net Tangible Book Value Per Share" (as defined) and expire on the tenth anniversary from the date of grant. As of December 31, 2001, there were no options outstanding under the 2000 Stock Incentive Plan.


NON-EMPLOYEE DIRECTORS' STOCK OPTION PLANS

The Non-Employee Directors' Stock Option Plan (the "1999 Non-Employee Director Plan"), approved by the Company's Board of Directors and shareholders, provides for the grant of nonqualified stock options to purchase up to 7,200 shares of Common Stock in any three-year period to members of the Board of Directors who are not employees of the Company. A total of 200,000 shares may be issued pursuant to this plan. Non-employee directors receiving such options will become vested in options for the purchase of 800 shares of Common Stock after the adjournment of each annual meeting of shareholders of the Company, to the extent he or she has been granted options that have not yet vested, and provided that he or she is then a non-employee director of the Company. In addition, each non-employee director shall become vested in options for the purchase of 400 shares of Common Stock upon the adjournment of each regularly scheduled quarterly meeting of the Board of Directors (other than following the annual meeting of shareholders), to the extent he or she has been granted options that have not yet vested, and provided that he or she is then a non-employee director of the Company. All options granted will have an exercise price equal to the fair market value of the Common Stock as of the date of grant, will become exercisable upon vesting, and will expire on the sixth anniversary of the date of grant. As of December 31, 2001, options to purchase 24,000 shares are outstanding under the 1999 Non-Employee Directors' Plan.

In October 2000, the Company's Board of Directors adopted the 2000 Non-Employee Director Stock Plan, subject to shareholder approval. The 2000 Non-Employee Director Stock Plan provides for the automatic grant of nonqualified stock options to purchase up to 5,000 shares of Common Stock, commencing on the date of the Company's 2001 annual meeting of shareholders, and continuing annually thereafter on the date of each succeeding annual meeting of shareholders. A total of 250,000 options may be issued pursuant to this plan. All options are to be issued at the greater of the fair market value or "Net Tangible Book Value Per Share" (as defined), vest on the first anniversary following the date of grant, and expire on the tenth anniversary from the date of grant. As of December 31, 2001, there were no options outstanding under the 2000 Non-Employee Director Stock Plan.

NON-QUALIFIED STOCK OPTION PLAN

The Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), approved by the Company's Board of Directors and shareholders, provides for the grant of non-qualified stock options to purchase up to 125,000 shares of Common Stock. Options to purchase 125,000 shares of Common Stock at fair market value were granted to certain executive officers of BIG. All of such options expire on the tenth anniversary from the date of grant and shall become exercisable 60% after three years, 20% after four years and 20% after five years. As of December 31, 2001, options to purchase 100,000 shares were outstanding under the Non-Qualified Plan.

Under this plan, the Company will recognize aggregate compensation expense of approximately $600,000 of which $137,000, $98,634 and $180,000 was recognized during the years ended December 31, 1999, 2000 and 2001, respectively, and is included in "Selling, general and administrative" expenses in the accompanying consolidated statements of operations. The balance will be recognized ratably over the remainder of the vesting period.

The following table summarizes option activity from December 31, 1999 through December 31, 2001:

                                      Options          Number of         Weighted
                                     Available          Options          Average
                                     For Grant        Outstanding     Exercise Price
                                     ---------        -----------     --------------
Balance at December 31, 1998                 --               --         $      --
  Options authorized                  1,200,000               --                --
  Options granted                      (794,500)         794,500         $   10.76
  Options cancelled                     241,000         (241,000)        $   11.00
  Options exercised                          --               --                --
                                    -----------         --------         ---------
Balance at December 31, 1999            646,500          553,500         $   10.64
  Options authorized                  1,250,000               --                --
  Options granted                      (297,750)         297,750         $    7.70
  Options cancelled                     157,250         (157,250)        $   10.09
  Options exercised                          --               --                --
                                    -----------         --------         ---------
Balance at December 31, 2000          1,756,000          694,000         $    9.50
  Options authorized                         --               --                --
  Options granted                            --               --                --
  Options cancelled                     150,250         (150,250)        $    9.10
                                    -----------         --------         ---------
Balance at December 31, 2001          1,906,250          543,750         $    9.61
                                    ===========         ========         =========

The range of exercise prices, shares, weighted average contractual life and exercise price for the options outstanding as of December 31, 2001 are presented below:

                                           Weighted               Weighted
         Range of           Number          Average               Average
      Exercise Prices     Of Shares     Contractual Life       Exercise Price
      ---------------     ---------     ----------------       --------------
       $5.00 - $ 7.69       146,750       4.87 years                $ 6.73
       $9.00 - $11.00       397,000       4.39 years                $10.67
                            -------       ----------                ------
       $5.00 - $11.00       543,750       4.52 years                $ 9.61
                            =======       ==========                ======

As of December 31, 2001, there were 24,000 options that were exercisable at a weighted average exercise price of $11.00.

The per-share weighted-average fair value of stock options granted during 2000 was $1.16 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%; risk-free interest rate of 5.75%; expected volatility of 65%; and an expected life of 5 years. There were no stock options granted during 2001.

PRO FORMA RESULTS

The Company applies APB Opinion No. 25 in accounting for its Incentive Plan and Non-Employee Director Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the company determined compensation cost based on SFAS No. 123, the Company's net income would have been as follows:

                                                            1999                         2000                        2001
                                                  ------------------------       ---------------------      -----------------------
                                                     NET         DILUTED            NET        DILUTED         NET          DILUTED
                                                    INCOME         EPS              LOSS         EPS          INCOME          EPS
                                                  ----------     ---------       ----------    -------      ----------      -------
As reported                                       $3,195,060        $ .26        $(509,365)    $(.04)       $2,453,696       $  .19
Statement 123 compensation (net of tax)             (617,500)        (.05)       $(441,000)    $(.03)       $ (305,699)      $ (.02)
Pro forma disclosure                              $2,577,560        $ .21        $(950,365)    $(.07)       $2,147,997       $  .17

NOTE 10. INCOME TAXES

                               Year Ended December 31,
                 ---------------------------------------------------
                     1999                2000                2001
                 -----------         -----------         -----------
Current:
  Federal        $   995,750         $  (757,300)        $ 1,163,580
  State              170,100            (182,300)            194,268
                 -----------         -----------         -----------
                   1,165,850            (939,600)          1,357,848
                 -----------         -----------         -----------

Deferred:
  Federal           (284,803)            149,012              44,720
  State              (48,600)             59,600             (26,600)
                 -----------         -----------         -----------
                    (333,403)            208,612              18,120
                 -----------         -----------         -----------

                 $   832,447         $  (730,988)        $ 1,375,968
                 ===========         ===========         ===========

Reconciliation of the federal statutory income tax rate of 34% to the effective income tax rate is as follows:

                                                                 Year Ended December 31,
                                                      ---------------------------------------------
                                                        1999              2000               2001
                                                      --------        ----------        -----------
Federal income taxes at statutory rates               $665,417        $ (992,097)       $ 1,442,314
State taxes, net of federal benefit                     70,688           (81,559)           107,022
Non-deductible compensation expense related to
  stock plans                                               --           262,100                 --
Non-deductible goodwill                                 42,963            48,979             48,318
Non-deductible meals and entertainment                  45,975            30,939             24,525
Adjustments to prior year provision and allocations
  with discontinued operations                              --                --           (243,373)
Other, net                                               7,404               650             (2,838)
                                                      --------        ----------        -----------
                                                      $832,447        $ (730,988)       $ 1,375,968
                                                      ========        ==========        ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                        ---------------------------
                                                           2000              2001
                                                        ---------         ---------
Deferred tax assets:
  Vacation pay                                          $ 189,900         $ 161,900
  Depreciation and fixed asset bases differences          283,800           256,700
  Allowance for doubtful accounts and other                33,200            96,829
  Stock options expense                                        --           156,400
  Other                                                    32,700                --

Deferred tax liabilities
  Capitalized software development costs                  (92,200)         (212,500)
  Other                                                        --           (30,000)
                                                        ---------         ---------

     Net deferred tax asset                             $ 447,400         $ 429,329
                                                        =========         =========



NOTE 11. COMMITMENTS AND CONTINGENCIES

RISKS AND UNCERTAINTIES

The Company derives a substantial portion of its revenues from outsourcing services provided to its principal shareholder, BIG. For the years ended December 31, 1999, 2000 and 2001, revenues from services provided to BIG accounted for approximately 66%, 60% and 49% of the Company's total revenues (including discontinued operations), respectively, and approximately 80%, 83% and 68%, respectively, of the Company's revenues from outsourcing services (for Continuing Operations). As a result of the sale of the Company's Geotrac subsidiary in late December 2001, the importance of BIG as a source of ongoing revenue will become even greater. Thus, the Company's future financial condition and results of operations will depend to a significant extent upon the commercial success of BIG and its continued willingness to utilize the Company's services. BIG has informed the Company that significant portions of its homeowner and worker's compensation business outsourcing will be diminished in 2002. Homeowner business processing will be administered by another company as part of an agreement that BIG negotiated for this business. BIG is exiting the worker's compensation business and, consequently, this business will be diminishing over the next 18 months. Any further significant downturn in the business of BIG or its commitment to utilize the Company's services could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's business is dependent upon various factors, such as general economic conditions and weather patterns, that are beyond its control. For example, natural disasters such as hurricanes, tornadoes, and floods, all of which are unpredictable, directly impact the demand for the Company's outsourcing services. Fluctuations in weather patterns, general economic conditions and various other factors will likely produce fluctuations in the Company's quarterly earnings and operating results.

OPERATING LEASES

The Company leases property and equipment under operating leases, which expire at various dates through 2007. Future minimum rental payments under non-cancelable operating leases, exclusive of related party leases discussed in
Note 12, having initial or remaining terms in excess of one year as of December 31, 2001 are as follows:

        YEAR ENDED DECEMBER 31,                                  AMOUNT
        -----------------------                                ----------
                 2002                                          $2,889,000
                 2003                                           2,596,000
                 2004                                           1,816,000
                 2005                                             718,000
                 2006                                              77,000
                 Thereafter                                         6,000
                                                               ----------
                 Total future minimum rental payments          $8,102,000
                                                               ==========

Total rental expense, excluding amounts paid to BIG under the affiliated lease agreements, totaled $688,000, $1,710,807 and $3,344,501 for the years ended December 31, 1999, 2000 and 2001, respectively.

LEGAL PROCEEDINGS

On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company's Common Stock pursuant and/or traceable to the registration statement for the Company's February 1999 initial public offering (the "IPO"). The lawsuits were consolidated on December 1, 2000, and the consolidated action's proceeding under Case No. 8:00-CV-2013-T-26MAP. The plaintiff's Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendants the following parties: the Company; BIG; Venture Capital Corporation, a selling shareholder in the IPO; the five inside directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to (i) the Company's ability to integrate Geotrac's flood zone determination business with the Company's own flood zone determination business and with its insurance outsourcing services business; (ii) actual and anticipated synergies between the Company's flood zone determination and outsourcing services business lines; and (iii) the Company's use of the IPO proceeds. The complaint seeks unspecified damages, including interest, and equitable relief, including a rescission remedy. On March 26, 2001, the Company, BIG and the five inside director defendants filed a motion to dismiss the plaintiffs' Consolidated Amended Class Action Complaint for, among other things, failure to allege material misstatements and/or omissions in the roadshow presentations, registration statement and/or prospectus relating to the IPO. On July 11, 2001, U.S. District Judge Richard A. Lazzara denied all of the defendants' motions to dismiss the Amended Complaint.

The case has been set for trial during the trial term commencing May 5, 2003, and active discovery is proceeding. Management of the Company believes the material allegations of the Amended Complaint are without merit and intends to vigorously defend the lawsuit. No assurances can be given, however, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

Bankers Insurance Company ("BIC"), a subsidiary of BIG, and Bankers Life Insurance Company ("BLIC") and Bankers Security Insurance Company ("BSIC"), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the "DOI"), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator's unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charged BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notified BIC, BLIC and BSIC that the Insurance Commissioner intended to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida. Effective February 6, 2002, BIC, BLIC and BSIC entered into a Consent Order with the DOI pursuant to which the DOI's administrative action against BIC, BLIC and BSIC was dismissed. Also pursuant to this Consent Order, such entities were ordered to pay a $1 million penalty (consisting of a fine of $700,000 and reimbursement of attorneys' fees of $300,000), Robert M. Menke was prohibited from acting as chairman or an officer of any of such entities for a period of three (3) years, another executive officer of each of these entities was removed from such positions, and certain other compliance-related requirements were imposed. BIG has advised the Company that the terms of the Consent Order should not have a material adverse effect on the business and/or operations of BIG, but no assurances can be given in this regard.

On November 19, 1999, the United States, on behalf of the Federal Emergency Management Agency ("FEMA"), filed a civil action against BIC in the United States District Court for the

 District of Maryland stemming from FEMA's investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program ("NFIP"). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act. The complaint further alleges various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million, as well as treble, punitive and consequential damages, costs and interest. The suit is currently stayed pending arbitration following a decision by the United States Court of Appeals for the Fourth Circuit in favor of BIC on its motion to stay the litigation pending arbitration. The government has not appealed the Fourth Circuit Court of Appeal ruling requiring arbitration and the case is stayed pending arbitration. By letter dated January 30, 2002, FEMA notified Bankers that it intends to move forward with arbitration and set forth proposed procedures. BIC has further informed the Company that it intends to vigorously defend against the action, but no assurances can be given as to the outcome thereof. However, BIG has advised the Company that an adverse judgment in this action should not have a material adverse affect on the business and/or operations of BIC, although no assurances can be given in this regard.

FEMA's investigation of certain claims processing practices of BIC in connection with its participation in the NFIP is continuing, and BIC has produced documentation in connection therewith. If the parties are either unable to reach agreement in these matters or resolve their disagreement in arbitration, the United States could amend its complaint against BIC to add additional claims under the False Claims Act and/or various common law and equitable theories relating to such matters. In the event such continuing investigation or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss of or material decrease in the Company's business from BIC, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company's financial position, results of operations, or liquidity, although no assurances can be given in this regard.

EMPLOYMENT AGREEMENTS
The Company has entered into employment agreements with certain members of its executive management team. The agreements provide for employment terms of three years and shall continue indefinitely until terminated by either party pursuant to the terms of the agreements. In the event an employment agreement is terminated by the Company without cause, the employee shall be entitled to earned, but unpaid benefits as well as a "Severance Payment" equal to the employee's then current annual base salary, subject to adjustment as defined. The agreements contain non-compete provisions, which prevent a terminated employee from soliciting customers, prospective customers or employees of the Company.

In connection with the acquisition of Geotrac, Inc., the Company entered into an employment agreement with the president and chief executive officer of Geotrac, Inc. ("Geotrac's President"). This agreement provides for an initial term of four years and shall continue in effect thereafter until terminated by either party upon 90 days prior written notice. The agreement contains certain non-compete provisions, which prevent Geotrac's President from engaging in the flood zone compliance business within a specified area and soliciting or employing any Geotrac, Inc. employees. This agreement has been terminated effective with the sale of the Company's Geotrac subsidiary as of December 26, 2001.


NOTE 12. RELATED PARTY TRANSACTIONS

ADMINISTRATION SERVICES AGREEMENT

Effective as of January 1, 1998, the Company and BIG entered into an Administrative Services Agreement (the "Administration Agreement") pursuant to which BIG provided the Company with various administrative and support services, such as human resources and benefits administration, accounting, legal, cash management and investment services, requested by the Company from time to time and reasonably necessary in the conduct of its operations. Under the Administration Agreement, as originally in effect, the Company was charged for these services generally based upon a contractually agreed-upon quarterly fee of $396,250. Effective as of January 1, 1999, the Administration Agreement was amended to eliminate certain accounting and internal audit service functions and to reduce the quarterly fee payable by the Company to BIG (including one-fourth of the annual fee for legal services) to $258,750, subject to renegotiation by either party. In addition, the Company paid BIG, through the year ended December 31, 1999, an annual fee of $120,000 for routine legal services provided. Legal services provided with respect to non-routine matters are to be billed to the Company at negotiated prices. Effective January 1, 2000, the annual fee for routine legal services was reduced to $60,000 from $120,000. Effective April 1, 2000, the portion of the fee attributable to human resources and benefits administration services, excluding training services (approximately $393,000), was eliminated as the Company began to perform such services at such date. On December 31, 2000, the Administration Agreement was renewed by the Company for an additional one-year term.

Pursuant to the Letter Agreement described below, the Administration Agreement was terminated effective April 1, 2001 (see Letter Agreements).

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

Under the Service Agreements, as originally in effect, each entity paid the Company as follows: (1) for its policy administration services a monthly fee based upon direct written premiums for the flood, homeowners and automobile insurance programs; (2) for its claims administration services a monthly fee based upon direct earned premiums for the property, casualty, automobile property, automobile casualty and flood insurance programs (in addition, a monthly fee based upon direct incurred losses is charged for flood claims administration and a reimbursement not to exceed 5% of direct incurred losses from a single event in excess of $2 million is charged to property claims); (3) for its data processing services, a monthly fee based upon direct written premiums for all insurance programs; and (4) for certain customer services such as mailroom, policy assembly, records management and cash office a monthly fee based upon direct written premiums (except, if provided in connection with their flood, homeowners and automobile insurance lines, where no such fees are imposed). The total service fees charged to BIC, BSIC and FCIC under these Service Agreements during the year ended December 31, 1998 totaled $36.1 million.

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

Pursuant to the Letter Agreement described below, the Service Agreements were amended effective June 1, 2001 to, among other things, modify certain of the service fees payable thereunder and eliminate data and technical support services from the administrative services to be provided by the Company thereunder (see Letter Agreements).

Effective as of October 1, 2001, the Company entered into the New Service Agreement with BIC, BSIC and FCIC, as described below. The New Service Agreement replaced the Service Agreements, as amended by the Letter Agreement (see New Service Agreement).

Effective December 1, 1998, the Company entered into a service agreement with BLIC, a subsidiary of BIG, pursuant to which the Company provided certain administrative services and allowed BLIC to make use of certain of the Company's property, equipment and facilities in connection with BLIC's day-to-day operations. Under this service agreement, as amended, BLIC agreed to pay the Company predetermined fees on a quarterly basis. The term of this service agreement with BLIC expired on June 1, 2001, and was not renewed or replaced. No services were provided and no fees were ever charged or paid under this service agreement.

Effective November 14, 2000, the Company entered into a separate Insurance Administration Services Agreement with BIG (the "WC Agreement") pursuant to which the Company provides policy administration, system hosting and support, and claims administration services to BIG and its affiliate BIC in connection with BIC's workers compensation line of business. Under the WC Agreement, the Company is paid for its services as follows: (1) for its policy administration, system hosting and support services, a monthly fee based upon direct written premiums for BIG's workers compensation program; and (2) for its claims administration services, a monthly fee based upon direct earned premiums relating to such program. For the period November 14, 2000 through December 31, 2000 and the year ended December 31, 2001, the total service fees charged to BIG under the WC Agreement were $26,650 and $1.23 million, respectively. BIG ceased writing workers compensation insurance in November 2001. Consequently, the Company does not expect to generate significant additional revenues under the WC Agreement during the year ending December 31, 2002.

TECHNICAL SUPPORT SERVICES AGREEMENT

In April, 1999, the Company entered into a Technical Support Services Agreement (the "Support Agreement") with BIG pursuant to which the Company provided BIG with certain system development services. Under the Support Agreement, such services were charged to BIG on a time and materials basis. Pursuant to the Letter Agreement described below, the Support Agreement was terminated effective April 1, 2001. The total service fees charged to BIG under the Support Agreement during the years ended December 31, 1999 and 2000 and the period January 1, 2001 through March 31, 2001 totaled $1.3 million, $0 and $0, respectively. The Support Agreement was to be replaced, effective June 1, 2001, with a new Technical Support Services Agreement, pursuant to which BIG would provide certain technical support services to the Company. A new Technical Support Services Agreement has not been, and is no longer expected to be, executed. The Letter Agreement was terminated effective as of October 1, 2001, and BIG did not provide any technical support services to the Company after April 1, 2001 as contemplated thereby. See "Certain Relationships and Related Transactions-- Letter Agreements" and "--New Service Agreement."

LETTER AGREEMENTS

On April 13, 2001, the Company entered into a Letter Agreement with BIG, BIC, BSIC and FCIC (the "Letter Agreement") pursuant to which the various contractual arrangements between the Company and such affiliated entities were significantly altered as described below.

With respect to the Administration Agreement, the Letter Agreement provided that the existing Administration Agreement was terminated effective as of April 1, 2001 and would be replaced, effective June 1, 2001, with a new Corporate Services Agreement, pursuant to which BIG would provide the Company with various corporate marketing (including graphic design and web-site development) and corporate training services requested by the Company from time to time at fixed hourly rates ranging from $40 to $100 per hour, depending on the service being provided.

The Letter Agreement provided that the parties would negotiate in good faith to execute and deliver the Corporate Services Agreement incorporating these terms on or before June 1, 2001; provided, however, that in the event such agreement was not executed and delivered by that date, BIG would provide such services at the rates specified in the Letter Agreement. The Letter Agreement further provided that the Support Agreement was terminated effective April 1, 2001 and would be replaced, effective June 1, 2001, with a new technical support services agreement pursuant to which BIG would provide the Company with certain technical support, computer programming and systems analysis services at specified rates (except for software development services, which would be provided on a time and materials basis).

With respect to the Service Agreements, the Letter Agreement provided that each of such agreements shall be amended, effective June 1, 2001, to (i) postpone the expiration date of the agreement from June 1, 2001 until December 1, 2002, (ii) modify the service fees payable thereunder with respect to policy and claim administration services to be provided in connection with certain lines of business, (iii) eliminate data and technical support services from the administrative services to be provided by the Company under the agreement, and
(iv) assess a fixed monthly fee for usage of the Company's AS 400 computer system. With respect to the service fee modifications, under the Service Agreements, as amended, each entity will pay the Company (1) a monthly fee based upon direct written premiums for policy administration services relating to its flood, homeowners and commercial lines of business and (2) a monthly fee based upon net claims (after deductibles) for claims administration services relating to its flood line of business. The service fees payable under the Service Agreements with respect to (a) policy administration services relating to the automobile line of business, and (b) claims administration services relating to all lines of business other than flood, remained unchanged. If such amendments to the Service Agreements had been in effect for the fiscal year ended December 31, 2000, the Company's affiliated outsourcing revenues, which totaled approximately $38 million on an actual basis, would have been approximately $30 million on a pro forma basis.

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

NEW SERVICE AGREEMENT

Effective October 1, 2001, the Company entered into a new Insurance Administration Services Agreement with BIC, BSIC and FCIC (the "New Service Agreement"). The New Service Agreement replaced the Service Agreements, as amended by the Letter Agreement. Pursuant to the New Service Agreement, the Company provides policy administration, claims administration and data processing services to such entities in connection with their flood, homeowners and automobile lines of business, and claims administration and data processing services for all such entities' other property and casualty lines of business.

Under the New Service Agreement, each entity pays the Company as follows: (1) for its policy administration services a monthly fee based upon direct written premiums for the flood, homeowners and automobile insurance programs; (2) for its claims administration services a monthly fee based upon direct earned premiums for the property, casualty, automobile property, automobile casualty and flood insurance programs (in addition, a monthly fee based upon direct incurred losses is charged for flood claims administration and a reimbursement not to exceed 5% of direct incurred losses from a single event in excess of $2 million is charged to property claims); (3) for its data processing services, a monthly fee based upon direct written premiums for all insurance programs; and
(4) for certain customer services such as mailroom, policy assembly, records management and cash office a monthly fee based upon direct written premiums (except, if provided in connection with their flood, homeowner and automobile insurance lines, where no such fees are imposed). The New Service Agreement is for an initial term of five years, subject to termination thereafter upon 90 days written notice. The New Service Agreement further provides for the renegotiation of rates in good faith after the first three years of the initial term.

The New Service Agreement modified the existing arrangements under the Service Agreements by, among other things: (i) reducing the base fees charged for certain lines of business; (ii) providing for tiered pricing based on the volume of business processed electronically rather than manually; (iii) providing for the pass-through to BIG of flood loss adjustment expenses for outsourcing services; and (iv) providing for the pass-through to BIG of all postage expenses and third-party information services incurred by the Company in connection with its performance under the New Service Agreement. For financial statement purposes these expense pass-throughs are considered revenues. If the New Service Agreement had not been in effect, the Company's affiliated outsourcing service fee and pass-through revenue for the fourth quarter of 2001, which totaled approximately $5.9 and $1.1 million on an actual basis, would have been approximately $6.5 and $-0- million under the previous agreement on a pro forma basis (unaudited). The Company believes that any anticipated reduction in affiliated outsourcing service fee revenues resulting from the implementation of such service fee changes under the New Service Agreement will be largely offset by the corresponding increase in revenues from the pass-through (reimbursement) of flood loss adjustment expenses, postage expenses and third-party information services, although no assurances can be given in this regard. Moreover, as of October 1, 2002, the Company will again become directly responsible for the payment of postage expenses under the terms of the New Service Agreement. If the New Service Agreement had not been in effect for the fourth quarter of 2001, such postage expenses, which totaled $475,000 and were passed through to BIG, would have been expenses borne by the Company.

SECURED LINE OF CREDIT

On August 14, 2001, the Company entered into a Credit and Security Agreement with BIG (together with the related loan documentation, the "Credit Agreement"), pursuant to which the Company established a short-term, secured line of credit in favor of BIG in the amount of up to $5.0 million (the "Line of Credit"). BIG, the Company's principal customer and shareholder, requested the Line of Credit to assist with certain short-term working capital needs. As of the date of this Report, the aggregate principal amount outstanding under the Line of Credit is $5.0 million. The principal purpose of the Line of Credit is to assist BIG, the Company's principal customer and shareholder, with certain short-term working capital needs.

Pursuant to the Credit Agreement, interest is payable monthly on amounts outstanding under the Line of Credit at an annual rate equal to the Prime Rate (4.75% at December 31, 2001) as defined in the Credit Agreement, plus 1.5%. The Credit Agreement further provides that the Line of Credit would expire on February 28, 2002 (see paragraph below), unless repaid in full prior to such time or otherwise terminated pursuant to the terms of the Credit Agreement.

The Line of Credit is secured by (i) a first lien security interest in all accounts and contract rights of Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG ("BUI"), with insurance agents (including but not limited to general agents with respect to the sale of federal flood insurance) (collectively, the "Flood Book"), and (ii) an option (the "Option") to purchase from BIG the outstanding capital stock, consisting of 10,898 shares (the "Option Shares") of common stock, $318 par value per share, of First Community Insurance Company, a New York insurance company licensed in all fifty states ("FCIC"). BUI currently is a Florida general insurance agent for FCIC and BIC, a Florida insurance company licensed in approximately 30 states and a wholly-owned subsidiary of BIG. As of the date of this Report, management of the Company believes the fair market value of the Flood Book will exceeds the aggregate principal amount of the Line of Credit.

With respect to the Option, the aggregate exercise price for the Option Shares is $108,980, or $10.00 per Option Share. The Option Shares are subject to certain outstanding liens relating to certain indebtedness of BIG having an aggregate outstanding balance, as of February 28, 2002, totaling approximately $10.8 million. The Option will become exercisable only at such time as (i) there shall be a default in the payment of any amounts due under the Credit Agreement for more than ten days after the date when they shall become due or (ii) there shall be any other default under the Credit Agreement if, after notice thereof, such default has not been cured within thirty days of such notice. In addition, any acquisition of the Option Shares by the Company pursuant to the Option would require the prior approval of the New York Department of Insurance. In the event the Option was to be exercised, no assurances can be given that such approval could be obtained.

The foregoing description of the Line of Credit is qualified in its entirety by reference to the Credit and Security Agreement, Master Promissory Note, Collateral Assignment of Flood Book and Stock Option Agreement referenced within the exhibit listing of this Report.

Pursuant to the Credit Agreement, all unpaid principal and interest became due and payable in full on February 28, 2002. As of such date, BIG owed the Company an aggregate of approximately $5 million under the Line of Credit. On March 14, 2002, the Company and BIG amended the Credit Agreement to extend the Line of Credit until May 31, 2002. This amendment to the Credit Agreement was approved unanimously by the Audit Committee of the Board of Directors of the Company at a special meeting held on March 8, 2002. In making this determination the Audit Committee considered, among other things, (i) the Company's continued dependence on BIG (including certain of its subsidiaries) as the Company's principal customer and, (ii) the financial condition of BIG and the current status of the collateral securing the Line of Credit.

The Company has been advised by BIG that it is considering various methods of satisfying its obligations under the Line of Credit, including the possible sale of certain of its assets. No assurances can be given, however, that payment in full of all amounts due and owing under the Line of Credit will be received on or before June 10, 2002. If payment in full is not received from BIG on or before such date, the Audit Committee of the Board of Directors of the Company will determine the appropriate course of action after considering all factors it deems relevant or appropriate.

The Company believes that cash on-hand (including the proceeds from the Geotrac sale), cash flows from operations, and cash advances under the Commitment Letter are sufficient to support the Line of Credit and to satisfy the Company's currently anticipated working capital requirements. Given the significance of BIG as the principal customer of the Company, management of the Company, including the Audit Committee of the Board of Directors, determined that it was in the best interests of the Company and its shareholders to extend the Line of Credit.

PROPERTY LEASES

The Company currently subleases from Bankers Financial Corporation approximately 44,032 square feet of office space in St. Petersburg, Florida at a monthly rate of approximately $56,000. The current term of this sublease expires on December 31, 2003. The Company and Bankers Financial Corporation entered into the sublease on December 31, 2001. The sublease agreement replaced a lease agreement between BIC and the Company for the same property, which was terminated effective as of December 31, 2001 in connection with a sale by BIC of the property covered by the lease and its simultaneous lease by Bankers Financial Corporation. The terms and conditions of the sublease agreement are identical to those of the lease agreement which it replaced, as earlier amended. During the year ended December 31, 2001, the Company paid BIC approximately $917,800 under the terminated lease agreement.

The Company currently leases from BFIC approximately 4,600 square feet of office space in St. Petersburg, Florida at a monthly rate of approximately $5,100. The current term of this lease expires on April 14, 2002. This lease replaced, as of October 15, 2001, an existing lease between the Company and BLIC for the same office space. During the year ended December 31, 2001, the Company paid Bankers Life Insurance Company an aggregate of approximately $35,600 under the new lease and the lease which it replaced.

SALES AND ASSIGNMENT AGREEMENT

In May 1998, the Company entered into a sales and assignment agreement with BIG and certain affiliated companies whereby certain assets were transferred and assigned to the Company, effective retroactively to April, 1998, for use in its business. The assets, including, but not limited to, telephone equipment, computer hardware and software, and service marks were transferred at their net book value as of the date of transfer. The Company paid consideration consisting of $325,075 in cash and entered into two promissory notes amounting to $2,802,175. The notes were repaid in full in February 2000 out of the net proceeds to the Company from its initial public offering. In addition, the Company assumed the existing leases with unaffiliated third parties relating to various computer equipment.

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

GEOTRAC TRANSACTIONS

DJWW Corp., an Ohio corporation, was formed in June 1987 by Daniel J. White ("Mr. White"), the corporation's president and sole shareholder. In May 1991, the corporation changed its name to Geotrac, Inc. In August, 1994, Geotrac, Inc. sold substantially all of its assets to SMS Geotrac, Inc., a Delaware corporation ("SMS Geotrac"), for a purchase price of $1,000,000 in cash, plus a contingent payment based on net profits after taxes for the Fiscal year ended June 30, 1995. SMS Geotrac was a wholly owned subsidiary of Strategic Holdings USA, Inc. ("Strategic"). During the year ended June 30, 1996 and on July 30, 1997, SMS Geotrac made payments of $932,222 and $1,700,000, respectively to Mr. White in satisfaction of the contingent payment obligations under the acquisition agreement. The amounts were recorded as an increase to goodwill and an additional capital contribution to SMS Geotrac. In connection with the sale of assets to SMS Geotrac, Mr. White became the president of SMS Geotrac and received a four-year employment contract at a base salary of $100,000 per year. In September 1994, Geotrac, Inc. changed its name to YoSystems, Inc. During the year ended June 30, 1997, SMS Geotrac and Strategic agreed to treat all outstanding amounts owed to the parent, $1,611,140, as an additional capital contribution. In addition, Strategic contributed $500,000 to SMS Geotrac.

During the one-month period ended July 31, 1997, SMS Geotrac advanced $797,000 to YoSystems, Inc. In July 1997, YoSystems acquired all of the issued and outstanding shares of capital stock of SMS Geotrac from Strategic for $15,000,000 in cash. The purchase price was funded through an $8.75 million loan from Huntington National Bank to YoSystems ($8.25 million of which was used in the purchase) plus $6.75 million in cash paid by the Company in connection with its acquisition of a 49% interest in YoSystems, as described below. Thereafter, the Company assumed the loan from Huntington National Bank, which loan has since been repaid from proceeds received in the Company's initial public offering.

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

In connection with the Company's purchase of a 49% interest in YoSystems, BHDS issued 675,000 shares of non-cumulative 8% preferred stock to Heritage Hotel Holding Company ("Heritage"), a corporation owned by Richard M. Brubaker, the half brother of Robert M. Menke, a director of the Company. The preferred stock of BHDS issued to Heritage had a par value of $10 per share and was subject to redemption at the option of the board of directors of BHDS. The preferred stock could be redeemed at any time at a price equal to 108% of the original consideration paid for the stock by the shareholder plus the amount of the dividends declared and unpaid on the redemption date Heritage funded the preferred stock purchase by entering into a note agreement with a commercial bank for $6,750,000, with the preferred stock serving as collateral. On May 8, 1998, the Company purchased the outstanding preferred stock of BHDS in exchange for a note to Heritage in the principal amount of $6,750,000. The note was repaid in full in February 2000 out of the net proceeds to the Company from its initial public offering. After May 8, 1998, the preferred stock of BHDS held by the Company was exchanged for 675,000 shares or 8.5% cumulative preferred stock of BHDS. The shares of non-cumulative 8% preferred stock were then retired. Dividends declared on the preferred stock for l997 and 1998 were $229,315 and $189,370, respectively.

In July 1998, the Company acquired the remaining 51% equity interest in Geotrac, Inc. (formerly YoSystems) pursuant to the merger of Geotrac, Inc. with and into BHDS, with the surviving entity being known as "Geotrac of America, Inc." ("Geotrac"). The Company acquired the remaining 51% interest from Mr. White and his wife and certain minority shareholders in exchange for (i) 524,198 shares of Common Stock, (ii) a promissory note in the principal amount of $1,500,000 bearing interest at a rate of 8.5%, and (iii) cash in the amount of $728,069 (paid in December, 1998), for a total purchase price of $7,994,000. In addition, the Company assumed the loan in the original principal amount of $8,750,000 from Huntington National Bank made to YoSystems in July 1997. As described above, the loan from Huntington Bank was repaid from proceeds received in the Company's initial public offering. In connection with this transaction, Geotrac entered into an employment agreement with Mr. White pursuant to which Mr. White served as the President and Chief Executive Officer of Geotrac. In addition, the Company entered into a Corporate Governance Agreement with Mr. White and Geotrac setting forth certain terms and conditions upon which Geotrac continued to operate following the merger.

On December 28, 2001 the Company consummated the transactions contemplated by a stock purchase agreement (as amended, the "Stock Purchase Agreement"), dated as of September 20, 2001, by and among the Company, Geotrac, Geotrac Holdings, Inc., Mr. White, the Daniel J. White Trust, the Sandra A. White Trust, and, solely for purposes of a non-competition covenant, BIG. The shareholders of the Company approved the Stock Purchase Agreement and the transactions contemplated thereby in accordance with Florida law at a Special Meeting of Shareholders held on December 26, 2001.

Pursuant to the Stock Purchase Agreement, Geotrac Holdings, Inc., a Delaware corporation formed by Mr. White and his spouse, Sandra A. White, purchased all the issued and outstanding capital stock (the "Shares") of Geotrac. Prior to the consummation of the transactions contemplated by the Stock Purchase Agreement, Mr. White served as a director of the Company and President, Chief Executive Officer and a director of Geotrac. Mr. White resigned as a director of the Company effective as of the consummation of the sale of the Shares.

The purchase price paid for the Shares was $19,000,000 in cash, plus 524,198 shares of Common Stock of the Company beneficially owned by Mr. White and his spouse. Pursuant to the Stock Purchase Agreement, certain of the parties also entered into additional agreements as of the closing of such sale, including a Flood Zone Determination Service Agreement pursuant to which Geotrac will provide the Company with flood zone determination services for up to ten years at pricing management of the Company currently considers to be favorable.

Geotrac leased a 12,400 square-foot facility in Norwalk, Ohio from DanYo LLC, a limited liability company wholly owned by Mr. White and his spouse. This lease, which was renewed effective September 1, 1999, was for a term of five years, expiring on August 31, 2004, and provided for monthly rental payments of approximately $10,448, plus payment of utilities, real estate taxes and assessments, insurance, repairs and similar expenses.

During the year ended December 31, 2000 and for the period from January 1, 2001 through December 27, 2001, Geotrac paid fees of $339,345 and $1.0 million, respectively, to SLK Software Services Private Limited ("SLK") for various consulting services and recruiting fees. Mr. White had an equity interest of approximately 46% in SLK at December 28, 2001, the closing date of the date of Geotrac. Mr. White was neither a director nor an officer of SLK and did not have the ability to exercise control or make management decisions. At December 27, 2001 and December 31, 2000, Geotrac owed SLK $68,600 and $15,200, respectively.

During the year ended December 31, 2000 and the period from January 1, 2001 through December 27, 2001, Geotrac paid $396,200 and $946,000 in flood zone determination costs and $611,200 and $451,900 in digitizing costs and other miscellaneous costs, respectively, to JDI Software Services Private Limited ("JDI"). On January 9, 2001, Mr. White purchased 100,550 shares of JDI, representing approximately 48% ownership interest in JDI. Mr. White was neither a director nor an officer of JDI and did not have the ability to exercise control nor make management decisions. At December 27, 2001 and December 31, 2000, Geotrac owed JDI $62,000 and $85,300, respectively. Additionally, JDI owed Geotrac $100,000 at December 31, 2000 for the sale of Geotrac's National GIS Flood Coverage.

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

Effective September 30, 2000, the BFC and VCC Plans were amended to provide for, among other things, immediate vesting of benefits payable there under to certain current and former officers and directors of the Company. Accordingly, as of September 30, 2000, the total discounted and non-discounted benefits payable under these plans, which have accrued since February 11, 1999, the date of the Company's initial public offering (the "IPO Date"), totaled $327,000 and $894,000, respectively, for the BFC Plan and $12,000 and $43,000, respectively, for the VCC Plan. Benefits under each of such plans generally are payable in 120 equal installments beginning at age 60. Although resulting in a compensation expense (on a discounted basis) to the Company, all of such benefits under such plans were granted on or before the IPO Date and constitute the respective obligations of BFC and VCC, not the Company. The benefits described herein exclude amounts vested prior to the IPO Date and/or allocable to services provided to BIG or its affiliated entities (other than the Company or its subsidiaries) since the IPO Date.

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

MISCELLANEOUS

In February 1999, Western International Insurance Company, a wholly owned subsidiary of VCC and presently a more than 5% shareholder of the Company, loaned $12.0 million to BIG in exchange for a subordinated note. This loan was funded by using a portion of the net proceeds received by VCC in the Company's initial public offering. BIG, in turn, used a portion of such loan proceeds to satisfy a note payable (including accrued interest) to the Company which totaled $5,322,455. The balance of the loan proceeds will provide BIG with additional capital to repay other outstanding indebtedness and expand its operations. The Company, in turn, used the funds received from BIG, together with a portion of the net proceeds from its initial public offering, to satisfy $7,054,996 in accounts, income taxes and notes payable (including accrued interest) payable to BIG.

In 1998, BIG made a loan of $55,000 to David M. Howard. Interest on the loan was payable at a rate of 8.5% annually and the loan was to be repaid in equal bi-weekly installments with a balloon payment due on March 31, 2000. Subsequently, the note was extended indefinitely with Mr. Howard continuing to make bi-weekly payments. In early 2000, after Mr. Howard joined the Company as a director and executive officer, the loan was transferred to the Company. In December 2001, the Company paid Mr. Howard a bonus of approximately $71,000 in the form of the forgiveness of such indebtedness (grossed up to cover associated taxes).

The Audit Committee of the Board of Directors is responsible for reviewing all future transactions between the Company and any officer or director of the Company or any entity in which an officer of director has a material interest. Any such transactions must be on terms no less favorable than those that could be obtained on an arm's-length basis from independent third parties.

NOTE 13. EMPLOYEE BENEFITS PLANS

The Company's employees participate in its Parent company's 401(k) plan, which covers substantially all employees. To participate in the plan, employees must be at least 18 years old and have completed 90 days of service. The Company makes matching contributions of up to 5% of each participant's deferral. The Company's expense related to this plan was approximately $620,893, $650,700, and $517,174 in 1999, 2000 and 2001, respectively.

In addition, the Company's employees (except for employees of Geotrac) participate in self-insured medical and dental plans provided by the Parent. The medical program provides for specific excess loss reinsurance for individual claims greater than $60,000 for any one claimant and aggregate claims greater than $1 million. The Company accrues the estimated liabilities for the ultimate costs of both reported claims and incurred but not reported claims.



NOTE 14. SEGMENT INFORMATION

The Company primarily operates in two business segments within the United States; providing policy and claims administration services and claims adjusting services. Prior to 2000, Geotrac (now presented as discontinued operations) was reported as a separate segment and claims adjusting services provided by Colonial were combined with outsourcing in total, as it was not significant. No unaffiliated customer accounted for more than 10% of the Company's total revenues for the periods presented. The following table provides information about these reportable segments as required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".


                                           Outsourcing         Outsourcing         Intercompany
                                            Services -          Services -         Eliminations         Consolidated
                                          Administration     Claims Adjusting        And Other             Totals
                                           ------------         ---------          ------------         ------------
1999
Operating revenues-affiliated .....        $ 42,142,568         $        --        $    (39,750)        $ 42,102,818
Operating revenues-unaffiliated ...           3,060,610           7,642,122                  --           10,702,732
Operating income ..................           1,065,981             804,446                  --            1,870,427
Interest expense ..................             248,708               6,685                  --              255,393
Depreciation and amortization .....           3,104,862             124,977                  --            3,229,839
Identifiable assets ...............          35,992,432           4,907,893          (3,438,688)          37,461,637

2000
Operating revenues-affiliated .....        $ 38,904,502         $        --        $    (23,000)        $ 38,881,502
Operating revenues-unaffiliated ...           4,449,930           3,523,722                  --            7,973,652
Operating income ..................          (3,229,456)             65,522                  --           (3,163,934)
Interest expense ..................              60,905                  --                  --               60,905
Depreciation and amortization .....           2,868,189             156,384                  --            3,024,573
Identifiable assets ...............          39,807,467           5,740,491          (5,967,157)          39,580,801

2001
Operating revenues-affiliated .....        $ 38,806,105         $        --        $     (7,000)        $ 38,799,105
Operating revenues-unaffiliated ...           6,992,575          11,322,734                  --           18,315,309
Operating income ..................           2,687,189           1,278,041                  --            3,965,230
Interest expense ..................               5,736                  --                  --                5,736
Depreciation and amortization .....           2,801,316             172,138                  --            2,973,454
Identifiable assets ...............          40,130,292           5,796,430          (4,927,242)          40,999,480

Outsourcing Services - Administration. Identifiable assets in 1999 and 2000 include net assets of discontinued operations of $18,887,175 and $20,564,751.

NOTE 15. STATEMENTS OF CASH FLOWS

CONTINUING OPERATIONS

                                                YEAR ENDED DECEMBER 31,
                                      --------------------------------------------
                                         1999             2000             2001
                                      ----------        --------        ----------
Cash paid for:
     Interest ................        $  258,982        $ 60,904        $    5,736
     Income taxes ............        $1,198,000        $172,808        $3,504,886

A summary of the consideration for the sale of Geotrac follows:

Consideration:
  Cash                                                  $19,000,000
  Non-cash items
    524,198 shares of the Company's common stock          1,336,705
    Service contract                                      2,189,090
                                                        -----------
                                                        $22,525,795
                                                        ===========

The Company paid and/or accrued transaction costs of $773,451 that for financial statement presentation purposes was considered a component of the loss on disposal of discontinued operations. The current income taxes payable of $1,320,700 associated with the sale are a component of the loss also, though the payable is included in the Company's December 31, 2001 balance sheet.

         During 1999, the Company acquired Colonial. In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                             1999
                                                          ----------

Common stock .....................................        $1,700,000
Common stock payable .............................           300,000
Promissory note ..................................           500,000
Short-term obligation ............................           500,000
                                                          ----------
                                                          $3,000,000
                                                          ==========
Fair value of assets acquired ....................        $1,846,555
Liabilities assumed ..............................         1,478,306
                                                          ----------
Net assets .......................................           368,249
Goodwill .........................................         2,631,751
                                                          ----------
                                                          $3,000,000
                                                          ==========

The statement of cash flows for 1999 and 2000 has been reclassified to present changes in accounts receivable, trade and accounts payable, trade associated with affiliates and Geotrac as operating activities instead of financing activities.

DISCONTINUED OPERATIONS

Supplemental Disclosure of Cash Flow Information

                                                      Year Ended December 31,
                                         ---------------------------------------------------
                                             1999                2000                2001
                                         -----------         -----------         -----------
Operating activities:
  Net cash provided by                   $ 9,585,451         $ 3,615,914         $ 7,176,511

Investing activities:
  Net cash used by                        (1,103,945)         (2,845,608)         (3,655,098)

Financing activities:
  Net cash used by                        (4,736,635)         (2,994,660)         (1,011,708)
                                         -----------         -----------         -----------
Net increase/(decrease) in cash            3,744,871          (2,224,354)          2,509,705
Cash at beginning of period                1,280,541           5,025,412           2,801,058
                                         -----------         -----------         -----------
Cash at end of period before sale        $ 5,025,412         $ 2,801,058         $ 5,310,763
                                         ===========         ===========         ===========

NOTE 16. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of the quarterly results of operations for the quarterly periods in 2000 and 2001:

                                                                         QUARTER ENDED
                                             MARCH 31              JUNE 30           SEPTEMBER 30          DECEMBER 31
                                           ------------         ------------         ------------         ------------
2000
Total revenues                             $ 10,966,881         $ 11,556,502         $ 11,701,426         $ 12,630,345
Operating income/(loss)                        (814,921)            (942,501)          (1,791,038)             384,526
Income/(loss) before discontinued
       operations                              (472,999)            (577,541)          (1,277,086)             140,681
Income from discontinued operations             252,497              601,269              720,543              103,271
Net income/(loss)                              (220,502)              23,728             (556,543)             243,952
Net income/(loss) per common share                (0.02)                  --                (0.04)                0.02

2001
Total revenues                             $ 10,801,497         $ 15,866,834         $ 19,879,637         $ 10,566,446
Operating income/(loss)                        (454,482)           4,116,806            2,020,067           (1,717,161)
Income/(loss) before discontinued
       operations                              (276,561)           2,573,321            1,584,767           (1,015,400)
Income from discontinued operations             429,126              914,117              196,217              873,878
Loss on disposal of discontinued
       operations                                    --                   --                   --           (2,825,769)
Net income/(loss)                               152,565            3,487,438            1,780,984           (2,967,291)
Net income/(loss) per common share                 0.01                 0.27                 0.14                (0.23)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULE I


To the Board of Directors of
Insurance Management Solutions Group, Inc.


         In connection with our audit of the consolidated financial statements of Insurance Management Solutions Group, Inc. and Subsidiaries referred to in our report dated March 21, 2002, which is included in this Annual Report on form 10-K for the year ended December 31, 2001, we have also audited Schedule I for each of the two years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                             /s/ GRANT THORNTON LLP


Tampa, Florida
March 21, 2002

           INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (PARENT COMPANY)
            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS


Current Assets:
  Cash and cash equivalents                            $ 2,922,342
  Due from affiliates                                    8,686,359
Note and interest receivable - affiliate                 1,198,930
                                                       -----------
     Total current assets                               12,807,631

Investment in subsidiaries                              23,700,395
                                                       -----------

     Total assets                                      $36,508,026
                                                       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Due to affiliates                                    $ 3,379,762
  Other current liabilities                                 15,676
                                                       -----------
     Total current liabilities                           3,395,438

Shareholders' Equity                                    33,112,588
                                                       -----------

     Total liabilities and shareholders' equity        $36,508,026
                                                       ===========

The "Notes to Consolidated Financial Statements of Insurance Management Solutions Group, Inc. and Subsidiaries" are an integral part of these statements.

         See accompanying "Notes to Condensed Financial Information of Registrant".

           INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (PARENT COMPANY)
            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS


                                                           Year Ended December 31,
                                                      -------------------------------
                                                         1999                2000
                                                      -----------         -----------
Interest Income:
  Affiliates                                          $   115,540         $   262,825
  Non-affiliates                                          173,617              35,364
                                                      -----------         -----------
     Total interest income                                289,157             298,189

Expenses:
  Selling, general and administrative                     172,687             507,367
  Interest expense - affiliates                           100,156                  --
  Other expenses, net                                      23,651              59,644
                                                      -----------         -----------
     Total expenses                                       296,494             567,011
                                                      -----------         -----------

Loss from continuing operations before
  income taxes, equity in earnings/(losses) of
  subsidiaries, and discontinued operations                (7,337)           (268,822)

Income Tax Benefit/(Provision)                              4,704             (67,200)
                                                      -----------         -----------

Loss from continuing operations before equity
  in earnings/(losses) of subsidiaries and
  discontinued operations                                  (2,633)           (336,022)

Equity in earnings/(losses) of subsidiaries             1,127,294          (2,044,713)
Income from discontinued operations                     2,070,399           1,871,369
                                                      -----------         -----------

Net income/(loss)                                     $ 3,195,060         $  (509,366)
                                                      ===========         ===========

The "Notes to Consolidated Financial Statements of Insurance Management Solutions Group, Inc. and Subsidiaries" are an integral part of these statements.

         See accompanying "Notes to Condensed Financial Information of Registrant".

           INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (PARENT COMPANY)
            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS


                                                                                           Year Ended December 31,
                                                                                      ---------------------------------
                                                                                           1999                2000
                                                                                      ------------         -----------
Cash Flows from Operating Activities:
  Net income/(loss)                                                                   $  3,195,060         $  (509,366)
  Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
      Equity in (earnings)/losses of subsidiaries                                       (1,127,294)          2,044,713
      Income from discontinued operations                                               (2,070,399)         (1,871,369)
      Compensation expense related to non-employee stock options                           137,000              98,634
      Non-cash compensation expense related to phantom stock plans                              --             338,200
      Changes in assets and liabilities:
        Other current assets                                                                32,969              41,468
        Other assets                                                                       (52,101)             51,600
        Other current liabilities                                                               28              15,647
                                                                                      ------------         -----------
            Net cash provided by operating activities                                      115,263             209,527

Cash Flows from Investing Activities:
  Preferred stock dividend received from subsidiary                                         66,020                  --
                                                                                      ------------         -----------
            Net cash provided by/(used in) investing activities                             66,020                  --

Cash Flows from Financing Activities:
  Net proceeds received from initial public offering                                    19,163,897                  --
  Repayment of debt                                                                     (5,128,234)                 --
  Issuance of intercompany debt                                                         (4,500,000)                 --
  Repayment of intercompany debt                                                           307,501           2,993,569
  Net advances to/(from) affiliates                                                    (10,439,639)           (978,668)
                                                                                      ------------         -----------
            Net cash provided by/(used in) financing activities                           (596,475)          2,014,901

Increase (decrease) in Cash and Cash Equivalents                                          (415,192)          2,224,428

Cash and Cash Equivalents, beginning of period                                           1,113,106             697,914
                                                                                      ------------         -----------

Cash and Cash Equivalents, end of period                                              $    697,914         $ 2,922,342
                                                                                      ============         ===========

The "Notes to Consolidated Financial Statements of Insurance Management Solutions Group, Inc. and Subsidiaries" are an integral part of these statements.

         See accompanying "Notes to Condensed Financial Information of Registrant".

           INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (PARENT COMPANY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


NOTE 1 - BASIS OF PRESENTATION

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

         The 1999 and 2000 financial information has been modified to reflect discontinued operations. The 2001 financial statements have been omitted, as the restricted net asset condition requiring these financial statements under the Securities and Exchange Commission rules has been eliminated with the December 28, 2001 sale of the Company's subsidiary, Geotrac of America, Inc.


NOTE 2 - RESTRICTED NET ASSETS AND RETAINED EARNINGS

         See Note 3 to the Consolidated Financial Statements of the Company.


NOTE 3 - DISPOSITION AND DISCONTINUED OPERATIONS

         See Note 3 to the Consolidated Financial Statements of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INSURANCE MANAGEMENT SOLUTIONS
                                       GROUP, INC.


                                       By:  /s/ DAVID M. HOWARD
                                            --------------------------
                                                  David M. Howard
                                                President and Chief
                                                 Executive Officer

March 31, 2002

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2002

Signature                                     Title
---------                                     -----


       /s/ DAVID K. MEEHAN                    Chairman of the Board and Director
--------------------------------------
         David K. Meehan

       /s/ DAVID M. HOWARD                    President, Chief Executive Officer and Director
--------------------------------------        (Principal Executive Officer)
         David M. Howard

     /s/ ANTHONY R. MARANDO                   Chief Financial Officer and Secretary
--------------------------------------        (Principal Financial and Accounting Officer)
       Anthony R. Marando

        WILLIAM D. HUSSEY                     Director
--------------------------------------
        William D. Hussey

       /s/ ROBERT M. MENKE                    Director
--------------------------------------
         Robert M. Menke

     /s/ JOHN A. GRANT, JR.                   Director
--------------------------------------
       John A. Grant, Jr.

       /s/ E. RAY SOLOMON                     Director
--------------------------------------
         E. Ray Solomon

    /s/ ALEJANDRO M. SANCHEZ                  Director
--------------------------------------
      Alejandro M. Sanchez

      /s/ JOHN S. McMULLEN                    Director
--------------------------------------
        John S. McMullen

                                 EXHIBIT INDEX
                                 -------------

         EXHIBIT
          NUMBER                                     EXHIBIT DESCRIPTION
         -------                                     -------------------
           3.1        Amended and Restated Articles of Incorporation of Insurance Management Solutions Group,
                      Inc.*

           3.2        Amended and Restated Bylaws of Insurance Management Solutions Group, Inc.*

           4.1        Specimen  certificate for the Common Stock of Insurance  Management  Solutions  Group,
                      Inc.*

          10.1        Employment  Agreement,  dated August 10,  1998, between David K.  Meehan and Insurance
                      Management Solutions Group, Inc.*

          10.2        Insurance Management Solutions Group, Inc. Long Term Incentive Plan.*

          10.3        Insurance  Management  Solutions  Group,  Inc.  Non-Employee  Directors'  Stock Option
                      Plan.*

          10.4        Snell Arcade Building Lease, dated May 15,  1996, between Snell Arcade Limited Company and Bankers  Insurance  Group,  Inc., as revised and assigned to Insurance  Management
                      Solutions Group, Inc., effective January 1, 1998.*

          10.5        Lease Agreement for 10051 5th Street North, dated October 15, 2001, between Bankers Life
                      Insurance Company and Insurance Management Solutions Group, Inc. (to be filed by amendment).


          10.6        Bankers  Financial Center Lease  Agreement,  dated  January 1,  1997,  between Bankers
                      Insurance Company and Insurance Management Solutions Group, Inc.*

          10.7        Administration  Services Agreement,  dated January 1,  1998, between Bankers Insurance
                      Group, Inc. and Insurance  Management  Solutions Group,  Inc.,  including  Addendum to
                      Administration  Services Agreement,  dated December 2,  1998 and effective  January 1,
                      1998, and Addendum to Administration Services Agreement, effective January 1, 1999.*

          10.8        Service  Agreement,  dated January 1,  1998, between Insurance  Management  Solutions,
                      Inc. and Bankers Insurance Company,  including  Addendum dated April 1,  1998 and form of Addendum to Service Agreements effective January 1, 1999.*

          10.9        Service Agreement dated January 1,  1998 between Insurance Management Solutions,  Inc.
                      and  Bankers  Security  Insurance  Company,  including  form of  Addendum  to  Service
                      Agreements effective January 1, 1999. *

          10.10       Service Agreement dated January 1,  1998 between Insurance Management Solutions,  Inc.
                      and  First  Community  Insurance  Company,  including  form  of  Addendum  to  Service
                      Agreements effective January 1, 1999. *

          10.11       Insurance Administration Services Agreement, effective September 30, 2001, between Insurance
                      Management Solutions, Inc. and each of Mobile USA Insurance Company, Inc. and Philadelphia
                      Indemnity Insurance Company (to be filed by amendment).

        EXHIBIT
         NUMBER                                     EXHIBIT DESCRIPTION
        -------                                     -------------------
        10.12         Insurance Administration Services Agreement, dated October 1, 2001, between Insurance
                      Management Solutions, Inc. and Auto Club South Insurance Company (to be filed by amendment).

        10.13         Flood Insurance Program Services Agreement by and among Insurance Management
                      Information Services, Inc., American Alternative Insurance Corporation, and Corporate
                      Insurance Agency Services.*

        10.14         Agreement and Plan of Merger, dated May 12, 1998, by and among Geotrac, Inc.,
                      Insurance Management Solutions, Inc., Daniel J. and Sandra White, Bankers Insurance
                      Group, Inc. and Bankers Hazard Determination Services, Inc.*

        10.15         Term Lease Master Agreement, dated August 6, 1996, between IBM Credit Corporation and
                      Bankers Insurance Company, assigned by Bankers Insurance Company to Insurance
                      Management Solutions, Inc., effective April 1, 1998, pursuant to Sales and Assignment
                      Agreement, dated May 6, 1998.*

        10.16         Sales and Assignment Agreement, dated May 6, 1998, by and between Insurance
                      Management Solutions Group, Inc., Insurance Management Solutions, Inc., Bankers
                      Insurance Group, Inc., Bankers Insurance Services, Inc., Bankers Life Insurance
                      Company, Southern Rental & Leasing Corporation, Bankers Insurance Company and
                      Insurance Management Information Services, Inc.*

        10.17         Tax Indemnity Agreement dated July 31, 1998 between Bankers Insurance Group, Inc.,
                      Insurance Management Solutions Group, Inc. and Daniel J. and Sandra White.*

        10.18         Flood Insurance Agreement, dated January 6, 1998, between First Community Insurance
                      Company and Keystone Insurance Company.*

        10.19         Marketing  Agreement, dated November 14, 1997, between First Community Insurance
                      Company and Nobel Insurance Company.*

        10.20         Flood Insurance Agreement, dated February 11, 1998, between First Community Insurance
                      Company and Horace Mann Insurance Company.*

        10.21         Flood Insurance Agreement, dated February 17, 1995, between First Community Insurance
                      Company and Armed Forces Insurance Exchange, as amended.*

        10.22         Flood Insurance Agreement, dated November 17, 1995, between First Community Insurance
                      Company and Amica Mutual Insurance Company, as amended.*

        10.23         Non-Qualified Stock Option Plan.*

        10.24         Funding Agreement, dated June 19, 1998, by and between Bankers Insurance Group, Inc.
                      and Insurance Management Solutions Group, Inc.*

       EXHIBIT
        NUMBER                                     EXHIBIT DESCRIPTION
       -------                                     -------------------
        10.25         Assignment  of  Registered  Service  Mark  ("Floodwriter"),  dated May 7,  1998,  from
                      Bankers Insurance Company to Insurance Management Solutions, Inc.*

        10.26         Assignment of  Registered  Service Mark  ("Undercurrents"),  dated May 7,  1998,  from
                      Bankers Insurance Company to Insurance Management Solutions, Inc.*

        10.27         Software License Agreement,  effective  January 1,  1998, between Insurance Management
                      Solutions, Inc., Bankers Insurance Group, Inc. and Bankers Insurance Company.*

        10.28         Tax Indemnity  Agreement dated July 31,  1998 between Insurance  Management  Solutions
                      Group,  Inc.,  Insurance  Management  Solutions,  Inc.  and Geotrac of America,  Inc.,
                      including Addendum dated July 31, 1998.*

        10.29         Tax Allocation  Agreement dated July 31,  1998 between Insurance  Management Solutions
                      Group,  Inc.,  Insurance  Management  Solutions,  Inc.  and Geotrac of America,  Inc.,
                      including Addendum dated July 31, 1998.*

        10.30         Service Agreement dated December 1,  1998 between Insurance Management Solutions, Inc.
                      and Bankers Life Insurance  Company,  including  Addendum to Service  Agreements dated
                      December 11, 1998 and effective January 1, 1999*

        10.31         AYO Claims Agreement  between Florida Windstorm  Underwriting  Association and Bankers
                      Insurance Group, Inc., dated February, 1998.*

        10.32         Assignment  of AYO Claims  Agreement  among Bankers  Insurance  Group,  Inc.,  Bankers
                      Insurance Company and Florida Windstorm  Underwriting  Association dated  December 15,
                      1998.*

        10.33         Software  Transfer  Agreement dated  September 1,  1998 by and among Bankers Insurance
                      Group, Inc.,  Bankers Insurance Company,  Insurance  Management  Solutions,  Inc., and
                      First Community Insurance Company.*

        10.34         Registration  Rights  Agreement  dated January,  1999,  between  Insurance  Management
                      Solutions Group, Inc. and J. Douglas Branham and Felicia A. Rivas.*

        10.35         Stock Purchase Agreement dated December 10,  1998 between Colonial  Catastrophe Claims
                      Corporation,  J. Douglas Branham, Felicia A. Rivas, and Insurance Management Solutions
                      Group, Inc., including Addenda thereto.*

        10.36         Loan Agreement dated  December 16,  1998 between  Bankers  Insurance  Group,  Inc. and
                      Western International Insurance Company.*

        10.37         Promissory Note of Bankers  Insurance  Group,  Inc. in favor of Western  International
                      Insurance Company*

       EXHIBIT
        NUMBER                                     EXHIBIT DESCRIPTION
       -------                                     -------------------

        10.38         Agreement  for   Satisfaction  of  Debt  and   Capitalization   of  Subsidiary   dated
                      December 16,  1998  between  Venture  Capital  Corporation  and Western  International
                      Insurance Company.*

        10.39         Plan of Merger  dated  January 7,  1999 and  effective  January 15,  1999  between IMS
                      Colonial, Inc.  and Colonial Catastrophe Claims Corporation.*

        10.40         Flood Insurance Services Agreement,  dated January 14,  1999, by and between Insurance
                      Management Solutions Group, Inc. and Farmers Services Corporation.*

        10.41         Funding Agreement,  dated  February 16,  1999, by and between Bankers Insurance Group,
                      Inc.,   Bankers   Insurance   Company,   Venture   Capital   Corporation  and  Western
                      International Insurance Company.*

        10.42         Insurance Services Administration Agreement, dated October 17, 2001, by and between
                      Insurance Management Solutions, Inc. and Middlesex Mutual Assurance Company (to be filed by amendment).

        10.43         Flood  Insurance  Services  Agreement,  effective  January 13,  1999,  by and  between
                      Insurance Management Solutions, Inc. and Island Insurance Companies, Ltd.*

        10.44         Lease  Agreement,  dated  February 1,  1999,  by and between  Colonial  Real Estate of
                      Dunedin, Inc.  and Colonial Claims Corporation.*

        10.45         Second Addendum to Service Agreements,  effective as of April 1,  1999, by and between
                      Insurance  Management  Solutions,  Inc. and each of Bankers Insurance  Company,  First
                      Community Insurance Company and Bankers Security Insurance Company.*

        10.46         Technical Support Services  Agreement,  dated April 1,  1999, by and between Insurance
                      Management Solutions, Inc. and Bankers Insurance Group, Inc. and its subsidiaries.*

        10.47         Lease  Agreement,  dated  September 27,  1999, by and between  Koger Equity,  Inc. and
                      Insurance Management Solutions Group, Inc.*

        10.48         Insurance  Administration  Services  Agreement,  effective as of May 3,  2000,  by and between Insurance Management Solutions, Inc. and Reliance Insurance Company.*

        10.49         Insurance  Administration  Services Agreement,  effective as of June 30,  2000, by and between Insurance Management Solutions, Inc. and Instant Insurance Holding, Inc.*

        10.50         Development  Services  Agreement,  effective  as of  June 30,  2000,  by  and  between
                      Insurance Management Solutions, Inc. and Instant Insurance Holding, Inc.*

        10.51         Insurance Administration Services Agreement (Interim),  effective as of June 22, 2000, by and between Insurance  Management  Solutions,  Inc. and Instant Insurance  Holding,
                      Inc.*

       EXHIBIT
        NUMBER                                     EXHIBIT DESCRIPTION
       -------                                     -------------------

        10.52         Insurance Administration Services Agreement Termination and Interim Services Addendum,
                      effective as of August 1, 2000, by and between Insurance Management Solutions, Inc.,
                      International Catastrophe Insurance Managers, LLC and Clarendon National Insurance
                      Company, including all schedules and exhibits thereto.*

        10.53         Insurance Management Solutions Group, Inc. 2000 Stock Incentive Plan*

        10.54         Insurance   Management   Solutions  Group,  Inc.  2000  Non-Employee   Director  Stock
                      Plan*

        10.55         Employment Agreement,  dated August 19,  1998, between Robert G. Gantley and Insurance
                      Management Solutions, Inc.*

        10.56         Release  and  Separation  Agreement,  dated  April 12,  2001,  between  Christopher P.
                      Breakiron and Insurance Management Solutions Group, Inc.*

        10.57         Consulting  Agreement,  dated April 12,  2001,  between  Christopher P.  Breakiron and
                      Insurance Management Solutions Group, Inc.*

        10.58         Asset  Purchase  Agreement,  including  Indemnification  Agreement,  Bill of Sale  and
                      Assignment  of Flood  Monitoring  Agreement,  effective  July 31,  2000,  between  IMS
                      Direct, Inc.  and Bankers Insurance Services, Inc.*

        10.59         Letter  Agreement,   dated  April 13,   2001,  by  and  between  Insurance  Management
                      Solutions,  Inc.,  Bankers Insurance Group,  Inc.,  Bankers Insurance  Company,  First
                      Community Insurance Company and Bankers Security Insurance Company.*

        10.60         Settlement  Agreement,  dated  February 20,  2001,  by and between  Instant  Insurance
                      Holdings,   Instant  Auto  Insurance  Company  and  Insurance  Management   Solutions,
                      Inc.*

        10.61         Commitment  Letter to advance  service fee payments,  dated  April 13,  2001,  between
                      Insurance Management Solutions, Inc. and Bankers Insurance Group, Inc.*

        10.62         Credit and Security  Agreement,  dated August 14,  2001, between Insurance  Management
                      Solutions Group, Inc. and Bankers Insurance Group, Inc.*

        10.63         Collateral  Assignment of Flood Book, dated August 14,  2001, by Bankers Underwriters,
                      Inc. *

        10.64         Stock Option Agreement,  dated August 14, 2001,  between Bankers Insurance Group, Inc.
                      and Insurance Management Solutions Group, Inc.*

        10.65         Employment  Agreement,  dated October 4,  2001 and effective October 1,  2001, between
                      Insurance Management Solutions Group, Inc. and Anthony R. Marando.*

       EXHIBIT
        NUMBER                                     EXHIBIT DESCRIPTION
       -------                                     -------------------
        10.66         Stock Purchase Agreement, dated as of September 20, 2001 (the "Stock Purchase Agreement"), by and among
                      Insurance Management Solutions Group, Inc., Geotrac of America, Inc., Geotrac  Holdings, Inc., Daniel J.
                      White, the Daniel J. White Trust, the Sandra A. White Trust and, solely for purposes of Section 7.2,
                      Bankers Insurance Group, Inc. (including the Exhibits thereto).*

        10.67         Amendment to the Stock Purchase Agreement, dated December 28, 2001.*

        10.68         Master Promissory Note, dated August 14, 2001, by Bankers Insurance Group, Inc.*

        10.69         Amendment No. 1 to Credit and Security Agreement, dated March 14, 2002, between Insurance Management
                      Solutions Group, Inc. and Bankers Insurance Group, Inc.*

        10.70         Amendment to Tax Allocation Agreement, dated September 20, 2001, between Insurance Management Solutions Group,
                      Inc., Geotrac of America, Inc., IMS Direct, Inc. and Insurance Management Solutions, Inc.

        10.71         Insurance Administration Services Agreement, effective October 1, 2001, by and between Insurance Management
                      Solutions, Inc. and each of Bankers Insurance Company, Bankers Security Insurance Company and First Community
                      Insurance Company. (to be filed by amendment).

        10.72         Run Off Claim Administration Services Agreement, effective June 7, 2001, between Insurance Management
                      Solutions, Inc. and each of Bankers Insurance Company and First Community Insurance Company. (to be filed by amendment).

        10.73         Claims Administration Agreement, dated November 26, 2001, between International Catastrophe Insurance
                      Managers, LLC, Insurance Management Solutions, Inc. and AXA RE America Insurance Company. (to be filed by amendment).

        10.74         Insurance Administration Services Agreement, effective September 1, 2001, between Insurance Management
                      Solutions, Inc. and Cooperativa de Seguros Multiples de Puerto Rico. (to be filed by amendment).

        10.75         Runoff Claim Administration Services Agreement, effective January 1, 2001, between Insurance Management
                      Solutions, Inc., Instant Insurance Holdings, Inc. and Instant Auto Insurance Company. (to be filed by amendment).

        10.76         Insurance Administration Services Agreement, effective March 1, 2001, between Insurance Management Solutions,
                      Inc. and Residence Mutual Insurance Company. (to be filed by amendment).

        10.77         Development Services Agreement, effective May 1, 2001, between Insurance Management Solutions, Inc. and
                      Portogo, Inc. (to be filed by amendment).

        10.78         First Amendment of Lease, dated August 1, 2001, between Bankers Insurance Company and Insurance Management
                      Solutions Group, Inc.

        10.79         Termination of Lease Agreement, dated December 31, 2001, between Bankers Insurance Company and Insurance
                      Management Solutions Group, Inc.

        10.80         Sublease Agreement, dated December 31, 2001, between Bankers Financial Corporation and Insurance Management
                      Solutions Group, Inc.

        10.81         Appointment of Administrator, dated October 7, 2001, between Bankers Insurance Group, Inc. and Insurance
                      Management Solutions, Inc.

        21.1          List of subsidiaries of Insurance Management Solutions Group, Inc.

        24.1          Power of Attorney relating to subsequent amendments (included on signature page hereto).


------------------
* Indicates document incorporated herein by reference.