Form 10-K/A
period 2001-12-31
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2002-04-09
CIK 1063167

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K/A

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

As of March 18, 2002, there were outstanding 12,276,063 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 18, 2002 was $12.6 million.

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

                                EXPLANATORY NOTE

         This Form 10-K/A is being filed solely to include Exhibits 10.5, 10.11, 10.12, 10.42 and 10.71 through 10.76, all of which were omitted from the original Form 10-K filing submitted on April 1, 2002, and to amend Item 14 to reflect the filing of the foregoing exhibits.


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

          10.11       Insurance Administration Services Agreement, effective September 30, 2001, between Insurance
                      Management Solutions, Inc. and each of Mobile USA Insurance Company and Philadelphia
                      Indemnity Insurance Company.

        EXHIBIT
         NUMBER                                     EXHIBIT DESCRIPTION
        -------                                     -------------------
        10.12         Insurance Administration Services Agreement, effective October 1, 2001, between Insurance
                      Management Solutions, Inc. and Auto Club South Insurance Company.

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

        10.42         Insurance Administration Services Agreement, dated October 17, 2001, by and between
                      Insurance Management Solutions, Inc. and Middlesex Mutual Assurance Company.

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

        10.77         [intentionally omitted]

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


NOTE 2 - RESTRICTED NET ASSETS AND RETAINED EARNINGS

         See Note 3 to the Consolidated Financial Statements of the Company.


NOTE 3 - DISPOSITION AND DISCONTINUED OPERATIONS

         See Note 3 to the Consolidated Financial Statements of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INSURANCE MANAGEMENT SOLUTIONS
                                       GROUP, INC.


                                       By:  /s/ DAVID M. HOWARD
                                            --------------------------
                                                  David M. Howard
                                                President and Chief
                                                 Executive Officer

April 9, 2002


Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 9, 2002.

Signature                                     Title
---------                                     -----


                   *                          Chairman of the Board and Director
--------------------------------------
         David K. Meehan

       /s/ DAVID M. HOWARD                    President, Chief Executive Officer and Director
--------------------------------------        (Principal Executive Officer)
         David M. Howard

                   *                          Chief Financial Officer and Secretary
--------------------------------------        (Principal Financial and Accounting Officer)
       Anthony R. Marando

                   *                          Director
--------------------------------------
        William D. Hussey

                   *                          Director
--------------------------------------
         Robert M. Menke

                   *                          Director
--------------------------------------
       John A. Grant, Jr.

                   *                          Director
--------------------------------------
         E. Ray Solomon

                   *                          Director
--------------------------------------
      Alejandro M. Sanchez

                   *                          Director
--------------------------------------
        John S. McMullen


*By: /s/ DAVID M. HOWARD
    ----------------------------------
             David M. Howard
             Attorney-in-Fact

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

          10.11       Insurance Administration Services Agreement, effective September 30, 2001, between Insurance
                      Management Solutions, Inc. and each of Mobile USA Insurance Company and Philadelphia
                      Indemnity Insurance Company.

        EXHIBIT
         NUMBER                                     EXHIBIT DESCRIPTION
        -------                                     -------------------
        10.12         Insurance Administration Services Agreement, effective October 1, 2001, between Insurance
                      Management Solutions, Inc. and Auto Club South Insurance Company.

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

        10.42         Insurance Services Administration Agreement, dated October 17, 2001, by and between
                      Insurance Management Solutions, Inc. and Middlesex Mutual Assurance Company.

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

------------------
* Indicates document incorporated herein by reference.