Form 10-Q
period 2002-03-31
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2002-05-10
CIK 1063167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
Or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class: Common Stock, $.01 par value	Outstanding at May 3, 2002: 12,276,063

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

Form 10-Q Quarterly Report

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the securities act of 1933 and Section 21e of the Securities Exchange Act of 1934, including statements regarding the company’s expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the ability to retain material customers; (ii) the Company’s intentions involving possible strategic alternatives; (iii) the Company’s financing plans; (iv) trends affecting the Company’s financial condition or results of operations; (v) the Company’s operating strategies; (vi) the impact of competition from new and existing competitors; (vii) changes in the business and/or financial condition of the Company’s clients; (viii) the ability of Bankers Insurance Group, Inc. (“BIG”) to repay outstanding indebtedness to the Company and the sufficiency of the collateral securing such indebtedness; (ix) potential increases in the Company’s costs; (x) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xi) the impact of general economic conditions on the demand for the Company’s services; (xii) the impact of changes in existing service agreements; (xiii) the ability to obtain new customers and retain existing customers; (xiv) the ability to obtain third-party information technology outsourcing services on a timely basis and at reasonable costs; (xv) the outcome of certain litigation involving the Company; (xvi) the outcome of certain administrative proceedings involving the Company’s principal customer; (xvii) trends affecting the insurance industry; and (xviii) the ability to achieve expected expense reductions as a result of management initiatives. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Part I, Item 2, and Part II, Item 5 of this report and the risk factors set forth under the caption “Item 1. Business — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. Prospective investors should also consult the risks described from time to time in the Company’s Reports on Form 10-Q, 8-K and 10-K and Annual Reports to Shareholders.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2001	2002

		(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$20,095,808	$17,983,969

Accounts receivable, trade — affiliates	4,716,172	3,879,890

Accounts receivable, trade — net	875,297	686,227

Prepaid expenses and other assets	883,729	1,070,073

Note receivable — affiliate	5,026,541	5,026,541

Income taxes recoverable	—	538,759

Total current assets	31,597,547	29,185,459

PROPERTY AND EQUIPMENT, net	3,942,712	3,583,215

OTHER ASSETS

Goodwill, net	2,250,409	2,250,409

Service contract	2,189,090	2,189,090

Capitalized software costs, net	564,793	436,655

Deferred tax assets	429,329	431,629

Other	25,600	25,600

Total assets	$40,999,480	$38,102,057

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable, trade	$1,272,921	$909,035

Employee related accrued expenses	1,546,078	1,745,619

Other accrued expenses	2,352,487	1,963,869

Income taxes payable	1,418,415	—

Total current liabilities	6,589,901	4,618,523

SHAREHOLDERS’ EQUITY

Preferred Stock, $.01 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	—	—

Common Stock, $.01 par value; 100,000,000 shares authorized, 12,276,063 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	122,760	122,760

Additional paid-in capital	26,394,438	26,439,438

Retained earnings	7,892,381	6,921,336

Total shareholders’ equity	34,409,579	33,483,534

Total liabilities and shareholders’ equity	$40,999,480	$38,102,057

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2001	2002

REVENUES

Outsourcing services — affiliated	$9,581,963	$7,090,233

Outsourcing services	1,219,534	1,377,779

Total revenues	10,801,497	8,468,012

EXPENSES

Cost of outsourcing services	8,392,491	7,650,792

Selling, general and administrative	1,733,662	1,739,671

Management services from Parent	354,168	122,846

Depreciation and amortization	775,658	648,964

Total expenses	11,255,979	10,162,273

OPERATING INCOME/(LOSS)	(454,482)	(1,694,261)

OTHER INCOME/(EXPENSE):

Interest income	42,387	144,416

Interest expense	(2,066)	—

Total other income/(expense)	40,321	144,416

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(414,161)	(1,549,845)

PROVISION/(BENEFIT) FOR INCOME TAXES	(137,600)	(578,800)

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(276,561)	(971,045)

INCOME/(LOSS)FROM OPERATIONS OF DISCONTINUED OPERATIONS, NET OF TAX	429,126	—

NET INCOME/(LOSS)	$152,565	$(971,045)

Earnings/(loss) per Common Share:

Income/(loss) from continuing operations	$(.02)	$(.08)

Income/(loss) from discontinued operations	.03	—

NET INCOME/(LOSS) PER COMMON SHARE	$.01	$(.08)

Weighted average common shares outstanding	12,800,261	12,276,063

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total

Balance at December 31, 2000	$128,002	$27,545,901	$5,438,685	$33,112,588

Compensation expense related to stock options issued to non-employees	—	180,000	—	180,000

Common stock reacquired in Geotrac sale	(5,242)	(1,331,463)	—	(1,336,705)

Net income	—	—	2,453,696	2,453,696

Balance at December 31, 2001	$122,760	$26,394,438	$7,892,381	$34,409,579

Compensation expense related to stock options issued to non-employees (unaudited)	—	45,000	—	45,000

Net income/(loss) (unaudited)	—	—	(971,045)	(971,045)

Balance at March 31, 2002 (unaudited)	$122,760	$26,439,438	$6,921,336	$33,483,534

     The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Income/(loss) from continuing operations	$(276,561)	$(971,045)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Depreciation and amortization	775,658	648,963

Loss on disposal of property and equipment	1,251	—

Compensation expense related to non-employee stock options	45,000	45,000

Deferred income taxes, net	(162,600)	(2,300)

Changes in assets and liabilities:

Accounts receivable, trade	1,134,243	189,070

Accounts receivable, trade — Geotrac	168,711	—

Accounts receivable, trade — affiliate	(702,941)	836,282

Income taxes recoverable	—	(538,759)

Prepaid expenses and other current assets	74,948	(186,344)

Other assets	(42,506)	—

Accounts payable, trade	30,043	(363,886)

Employee related accrued expenses	174,321	199,541

Other accrued expenses	(208,835)	(388,618)

Income taxes payable	62,310	(1,418,415)

Net cash provided by/(used in) operating activities	1,073,042	(1,950,511)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(532,797)	(161,328)

Collection of notes receivable	71,110	—

Collection of notes receivable from discontinued operations	1,198,929	—

Net cash provided by/(used in) investing activities	737,242	(161,328)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt	(64,538)	—

Net cash (used in) financing activities	(64,538)	—

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,745,746	(2,111,839)

CASH AND CASH EQUIVALENTS, beginning of period	2,391,103	20,095,808

CASH AND CASH EQUIVALENTS, end of period	$4,136,849	$17,983,969

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS

     Insurance Management Solutions Group, Inc. (the “Company”) is a holding company that was incorporated in the State of Florida in December 1996 by its parent, Bankers Insurance Group, Inc. (“BIG”).

     The Company has operated in two major business segments: providing outsourcing services to the property and casualty insurance industry with an emphasis on flood insurance; and providing flood zone determinations primarily to insurance companies and financial institutions. The Company’s outsourcing services, which are provided by its wholly-owned subsidiaries, Insurance Management Solutions, Inc. (“IMS”) and Colonial Claims Corporation (“Colonial”), include for IMS: policy and claims administration (policy issuance, billing and collection) and information technology services; and for Colonial: claims adjusting and processing. The Company’s flood zone determination services had been provided by Geotrac of America, Inc. (“Geotrac”), a wholly-owned subsidiary of the Company until December 28, 2001, when it was sold. With the disposition of Geotrac, which is reported as discontinued operations herein, Colonial became a separate reportable segment for financial statement reporting purposes (see Note 5).

     The Company is substantially dependent on the business of its affiliated insurance companies under the common control of BIG as the Company derives a substantial portion of its revenue from outsourcing services provided to these affiliated companies and BIG.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements of Insurance Management Solutions Group, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that should be expected for a full fiscal year.

Discontinued Operations

     Geotrac represents discontinued operations and, accordingly, the discontinued segment’s net assets are recorded separately at March 31, 2001. Likewise, the Geotrac results of operations are excluded from continuing operations for all periods presented.

Reclassification

     Exclusive of the separate presentation of continuing and discontinued operations, certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

New Accounting Policies

     While the Company does not expect any material impact of adopting, effective as of January 1, 2002, Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets, and 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company has not yet completed its determination of the impact of SFAS 142, which should be completed by June 30, 2002.

     Under SFAS 142, the impact, exclusive of the non-amortization of goodwill, will be recognized as a January 1, 2002 cumulative effect change in accounting principle. As of January 1, 2002, the Company is no longer amortizing goodwill (see proforma below).

     Proforma results of operations for the three-month periods ended March 31, 2001 and 2002 for the non-amortization provisions of SFAS 142 in those periods follows:

	Three Months Ended March 31,

	2001	2002

Reported income/(loss) from continuing operations	$(276,561)	$(971,045)

Add: Goodwill amortization, net of tax, $0	33,094	—

Adjusted income/(loss) from continuing operations	$(243,467)	$(971,045)

Reported net income/(loss)	$152,565	$(971,045)

Add: Goodwill amortization (including $469,896 pre-tax related to discontinued operations, net of tax of $173,000)	330,000	—

Adjusted net income/(loss)	$482,565	$(971,045)

	Three Months Ended March 31,

	2001	2002

Reported income/(loss) from continuing operations per share	$(.02)	$(.08)

Add: Goodwill amortization per share	—	—

Adjusted income/(loss) from continuing operations per share	$(.02)	$(.08)

Reported net income/(loss) per share	$.01	$(.08)

Add: Goodwill amortization per share (including $.03 per share related to discontinued operations)	.03	—

Adjusted net income/(loss) per share	$.04	$(.08)

Weighted average common shares outstanding	12,800,261	12,276,063

     In addition, effective January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. The adoption of SFAS 144 had no impact on the Company’s results of operations or financial condition.

Net Income/(Loss) Per Common Share

     Net income/(loss) per common share, which represents both basic and diluted earnings per share (“EPS”), is computed by dividing net income/(loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

	Three Months Ended March 31,

	2001	2002

Numerator:

Net income/(loss)	$152,565	$(971,045)

Denominator:

Weighted average number of common shares used in basic EPS	12,800,261	12,276,063

Diluted stock options	—	—

Weighted average number of common shares and diluted potential common shares used in diluted EPS	12,800,261	12,276,063

     As of March 31, 2001 and 2002, options to purchase 650,250 and 472,250 shares, respectively, of Common Stock were outstanding but were not included in the computation of diluted earnings per share as the inclusion of such shares would have an anti-dilutive effect.

NOTE 3. DISCONTINUED OPERATIONS

     Effective December 28, 2001, with shareholder approval, the Company sold Geotrac, pursuant to a Stock Purchase Agreement dated September 30, 2001, as amended December 26, 2001, to Geotrac Holdings, Inc. (“Holdings”). Holdings is a corporation formed by Geotrac’s President and his spouse. The consideration received by the Company included $19.0 million in cash and 524,198 shares of the Company’s Common Stock (valued at $1,336,705 based on a quoted market price of the Company’s Common Stock of $2.55 per share as of December 27, 2001) beneficially held by Geotrac’s President and his spouse. In addition, the Company entered into a Flood Zone Determination Service Agreement with Geotrac pursuant to which Geotrac will provide the Company with flood zone determination services for up to ten years at pricing management of the Company currently believes is favorable. The Company valued the agreement at approximately $2,189,090 as supported by an independent third-party investment banking firm’s valuation. Subsequent to this sale, the Company has no restricted net assets which affect retained earnings for the period ended March 31, 2002.

GEOTRAC’S CONDENSED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001

Flood zone determination services	$4,294,168

Flood zone determination services — affiliated	218,711

Total revenues	4,512,879

Cost of flood zone determination services	2,034,394

Selling, general and administrative	1,117,928

Management services from Parent	16,388

Depreciation and amortization	590,493

Total expenses	3,759,203

Operating income	753,676

Interest income, net	18,750

Provision for income taxes	343,300

Income from discontinued operations	$429,126

SUPPLEMENTAL DISCLOSURE OF GEOTRAC’S CASH FLOW INFORMATION
FOR THE THREE MONTHS ENDED MARCH 31, 2001

Operating activities:

Net cash provided by	$1,031,521

Investing activities:

Net cash used by	(1,156,939)

Financing activities:

Net cash used by	(1,213,371)

Net increase/(decrease) in cash	(1,338,789)

Cash at beginning of period	2,801,058

Cash at end of period before sale	$1,462,269

NOTE 4. CONTINGENCIES

     On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company’s Common Stock pursuant and/or traceable to the registration statement for the Company’s February 1999 initial public offering (the “IPO”). The lawsuits were consolidated on December 1, 2000, and the consolidated action is proceeding under Case No. 8:00-CV-2013-T-26MAP. The plaintiff’s Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendants the following parties: the Company; BIG, Venture Capital Corporation, a selling shareholder in the IPO; the five inside directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to: (i) the Company’s ability to integrate Geotrac’s flood zone determination business with the Company’s own flood zone determination business and with its insurance outsourcing services business; (ii) actual and anticipated synergies between the Company’s flood zone determination and outsourcing services business lines; and (iii) the Company’s use of the IPO proceeds. The complaint seeks unspecified damages, including interest, and equitable relief, including a rescission remedy. On March 26, 2001, the Company, BIG and the five inside director defendants filed a motion to dismiss the plaintiffs’ complaint for, among other things, failure to allege material misstatements and/or omissions in the roadshow presentations, registration statement and/or prospectus relating to the IPO. On July 11, 2001, U.S. District Judge Richard A. Lazzara denied all of the defendants’ motions to dismiss the complaint.

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

     Bankers Insurance Company (“BIC”), a subsidiary of BIG, and Bankers Life Insurance Company (“BLIC”) and Bankers Security Insurance Company (“BSIC”), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the “DOI”), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator’s unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charged BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notified BIC, BLIC and BSIC that the Insurance Commissioner intended to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida. Effective February 6, 2002, BIC, BLIC and BSIC entered into a Consent Order with the DOI pursuant to which the DOI’s administrative action against BIC, BLIC and BSIC was dismissed. Also pursuant to this Consent Order, such entities were ordered to pay penalties totaling $1 million (consisting of a fine of $700,000 and reimbursement of attorneys’ fees of $300,000), Robert M. Menke was prohibited from acting as chairman or an officer of any of such entities for a period of three (3) years, another executive officer of each of these entities was removed from such positions, and certain other compliance-related requirements were imposed. BIG has advised the Company that the terms of the Consent Order should not have a material adverse effect on the business and/or operations of BIG, but no assurances can be given in this regard.

     On November 19, 1999, the United States, on behalf of the Federal Emergency Management Agency (“FEMA”), filed a civil action against Bankers Insurance Company, a subsidiary of BIG (“BIC”), in the United States District Court for the District of Maryland stemming from FEMA’s investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program (“NFIP”). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act. The complaint further alleges various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million, as well as treble, punitive and consequential damages, costs and interest. The suit is currently stayed pending arbitration following a decision by the United States Court of Appeals for the Fourth Circuit in favor of BIC on its motion to stay the litigation pending arbitration. The government has not appealed the Fourth Circuit Court of Appeal ruling requiring arbitration and the case is stayed pending arbitration. By letter dated January 30, 2002, FEMA notified BIC that it intends to move forward with arbitration and set forth proposed procedures. BIC has further informed the Company that it intends to vigorously defend against the action, but no assurances can be given as to the outcome thereof. However, BIG has advised the Company that an adverse judgment in this action should not have a material adverse affect on the business and/or operations of BIC, although no assurances can be given in this regard.

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

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity, although no assurances can be given in this regard.

     Lastly, the Company continues to review the adequacy of reserves it has established prior to January 1, 2002 for two specific items as follows: (i) a $200,000 provision for potential billing adjustments booked during the fourth quarter of 2001 related to billing adjustments under the new Service Agreement with BIG, effective October 1, 2001; and (ii) a settlement accrual of $800,000 relating to an unaffiliated third-party customer contract which was terminated in 2000 and for which no settlement has yet been reached with this former customer. No discussions between the Company and this customer have taken place since October 2000. These two items will continue to be reviewed throughout the course of this year, although no assurances can be given as to their ultimate resolution and, upon what terms.

NOTE 5. SEGMENT INFORMATION

		Outsourcing
	Outsourcing	Services -	Intercompany
	Services -	Claims	Eliminations	Consolidated
	Administration	Adjusting	And Other	Totals

MARCH 31, 2001

Operating revenues-affiliated	$9,581,963	—	—	$9,581,963

Operating revenues-unaffiliated	$917,387	$302,147	—	$1,219,534

Operating income/(loss)	$(243,588)	$(210,894)	—	$(454,482)

Interest expense	$2,066	—	—	$2,066

Depreciation and amortization	$733,700	$41,958	—	$775,658

Identifiable assets	$40,712,725	$5,566,078	$(6,133,988)	$40,144,815

MARCH 31, 2002

Operating revenues-affiliated	$7,096,983	—	$(6,750)	$7,090,233

Operating revenues-unaffiliated	$1,123,525	$254,254	—	$1,377,779

Operating income/(loss)	$(1,454,979)	$(239,282)	—	$(1,694,261)

Depreciation and amortization	$638,359	$10,605	—	$648,964

Identifiable assets	$38,188,330	$5,525,287	$(5,611,560)	$38,102,057

     Outsourcing Services — Administration. Identifiable assets at March 31, 2001 includes net assets of discontinued operations of $21,187,665.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements (unaudited) and the notes thereto included in “Item 1. Financial Statements” above.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected operating results of the Company as a percentage of total revenues:

	Three Months Ended March 31,

	2001	2002

REVENUES

Outsourcing services	100.0%	100.0%

Total revenues	100.0	100.0

EXPENSES

Cost of outsourcing services	77.7	90.3
Selling, general and administrative	16.1	20.5
Management services from Parent	3.3	1.5
Depreciation and amortization	7.2	7.7

Total expenses	104.3	120.0

Operating income/(loss)	(4.3)	(20.0)
Interest income, net	0.4	1.7

Income before income taxes and discontinued operations	(3.9)	(18.3)

Provision/(benefit) for income taxes	1.3	(6.8)

Income/(loss) before discontinued operations	(2.6)	(11.5)

Income/(loss) from discontinued operations	4.0	—

Net income/(loss)	1.4%	(11.5)%

OVERVIEW

     During the three months ended March 31, 2002, the Company experienced a significant reduction in outsourcing services revenue due primarily to reduced premium production by BIG, the Company's principal customer. The Company anticipates that this trend will continue for the remainder of the fiscal year. Consequently, the Company is currently focused on implementing cost reduction measures and eliminating support or service expenses associated with the provision of services to BIG. See “Item 5. Other Information”.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002

CONTINUING OPERATIONS

     Outsourcing Services Revenues. Outsourcing services revenues decreased $2.3 million, or 21.3%, to $8.5 million for the three months ended March 31, 2002 from $10.8 million for the corresponding period in 2001. The decrease was primarily attributable to a decrease in affiliated direct written premium (“DWP”) volumes related to BIG’s homeowners, worker’s compensation, and commercial lines, coupled with the impact of the reduced base rates charged for certain affiliated lines of business under the new affiliated service agreements which became effective October 1, 2001. Affiliated homeowners DWP volumes decreased 23.7% during the first quarter of 2002 as compared to the corresponding period of 2001. The Company expects affiliated homeowners DWP volumes to decrease further as a result of the sale of BIG’s Florida wind-inclusive policies to an unaffiliated third party effective February 2002. In addition, BIG ceased writing new worker’s compensation policies in November 2001. As a result, the Company will not generate additional revenue from the administration of new policies for this affiliated line of business. However, the Company will continue to generate revenue from the processing of claims under existing policies during the run-off period, which is expected to continue on a declining basis until approximately the end of the second quarter of 2003. The foregoing decreases were partially offset by a 13.0% increase in unaffiliated outsourcing revenue primarily resulting from an increase in unaffiliated flood processing business from existing unaffiliated customers.

     Cost of Outsourcing Services. Cost of outsourcing services decreased $700,000, or 8.3%, to $7.7 million for the three months ended March 31, 2002 from $8.4 million for the corresponding period in 2001. As a percentage of outsourcing services revenues, cost of outsourcing services increased to 90.3% for the three months ended March 31, 2002 from 77.7% for the corresponding period in 2001. The decrease in the dollar amount of cost of outsourcing services was due primarily to: (i) a decrease in salary expense due to a 50% reduction in IT staff; (ii) a decrease in telephone expenses due to a change of service provider effective October, 2001; and (iii) a decrease in computer leasing expense. This decrease was partially offset by an increase in flood zone determination expense arising from higher flood DWP volumes and increased contract labor expenses relating to claims administration.

     Selling, General and Administrative Expense. Selling, general and administrative expenses were consistent with prior year at $1.7 million for the three months ended March 31, 2002 and included operating expenses such as: payroll and related expenses, professional fees, insurance expense, and other normal administrative expenses.

     Management Services from Parent. Management Services from Parent decreased $231,000, or 65.3%, to $123,000 for the three months ended March 31, 2002 from $354,000 for the corresponding period in 2001. The decrease was primarily related to the assumption of administrative services, including human resources and legal, that were previously provided to the Company by BIG. Additionally, the reduction reflects reduced office lease expense under the new sublease agreement with Bankers Financial Corporation which took effect in late December 2001.

     Interest Income. Interest Income increased 242% to $144,000 for the three months ended March 31, 2002 from $42,000 in 2001. The increase reflects interest earned on the remaining net cash proceeds from the sale of Geotrac in late December 2001, coupled with interest earned on the Company’s line of credit with BIG (see LIQUIDITY AND CAPITAL RESOURCES below).

     Provision/(Benefit) for Income Taxes. The Company’s effective income tax/(benefit) rates were (37.3%) and (33.2%) for the three months ended March 31, 2002 and 2001, respectively.

     For additional information on the reconciliation of the Company’s effective income tax rate to the federal statutory income tax rate, see “Note 10 - Income Taxes”, in the Notes to the Consolidated Financial Statements of the Company for the year ended December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

DISCONTINUED OPERATIONS

     As a consequence of the sale of Geotrac on December 28, 2001, net income from discontinued operations was $0 for the 3 months ended March 31, 2002 as compared to $429,000 for the corresponding period in 2001. For selected financial information on discontinued operations, see “Note 3. Discontinued Operations” in the Notes to the Consolidated Financial Statements (unaudited) of the Company included in “Item 1. Financial Statements” above.

NEW ACCOUNTING POLICIES

     While the Company does not expect any material impact of adopting, effective as of January 1, 2002, Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets, and 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company has not yet completed its determination of the impact of SFAS 142, which should be completed by June 30, 2002.

     Under SFAS 142, the impact, exclusive of the non-amortization of goodwill, will be recognized as a January 1, 2002 cumulative effect change in accounting principle. As of January 1, 2002, the Company is no longer amortizing goodwill.

     In addition, effective January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. The adoption of SFAS 144 had no impact on the Company’s results of operations or financial condition.

     See Note 2 of the Notes to Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

     During 2001, the Company’s principal sources of liquidity consisted of cash on-hand, cash flows from operations, and cash proceeds from the sale of the Company’s Geotrac subsidiary in late December 2001. The Company received net cash proceeds of approximately $18.2 million as a result of the sale of its Geotrac subsidiary in late December 2001. Prior to the consummation of the sale of Geotrac, the Company was party to a Corporate Governance Agreement, dated July 31, 1998, with Geotrac and Daniel J. White (“Mr. White”), setting forth certain terms and conditions pertaining to the operation of Geotrac. Pursuant to this Corporate Governance Agreement, Mr. White could impede the Company’s ability to access excess cash balances retained by its Geotrac subsidiary.

     On April 13, 2001, the Company entered into a Commitment Letter with BIG pursuant to which BIG has agreed to advance to the Company, beginning June 1, 2001, up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under their service agreements with the Company. Such advances are available to the Company beginning June 1, 2001 continuing through December 1, 2002 and shall be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter shall constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance.

     On August 14, 2001, the Company entered into a Credit and Security Agreement with BIG (together with the related loan documentation, the “Credit Agreement”), pursuant to which the Company established a short-term, secured line of credit in favor of BIG in the amount of up to $5.0 million (the “Line of Credit”). The principal purpose of the Line of Credit is to assist BIG, the Company’s principal customer and shareholder, with certain short-term working capital needs. Pursuant to the Credit Agreement, all unpaid principal and interest became due and payable in full on February 28, 2002. As of such date, BIG owed the Company an aggregate of approximately $5.0 million under the Line of Credit. On March 14, 2002, the Company and BIG amended the Credit Agreement (the “Amended Credit Agreement”) to extend the Line of Credit until May 31, 2002. Pursuant to the Amended Credit Agreement, interest is payable monthly on amounts outstanding under the Line of Credit at an annual rate equal to the Prime Rate (4.75% at March 31, 2002) as defined in the Amended Credit Agreement, plus 1.5%. As of March 31, 2002, the aggregate principal amount outstanding under the Line of Credit was $5.0 million.

     The Line of Credit is secured by (i) a first lien security interest in all accounts and contract rights of Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), with insurance agents (including but not limited to general agents with respect to the sale of federal flood insurance) (collectively, the “Flood Book”), and (ii) an option (the “Option”) to purchase from BIG the outstanding capital stock, consisting of 10,898 shares (the “Option Shares”) of common stock, $318 par value per share, of First Community Insurance Company, a New York insurance company licensed in all fifty states and a subsidiary of BIG. Management of the Company believes that, as of March 31, 2002, the fair market value of the Flood Book exceeded the aggregate principal amount of the Line of Credit.

     The Company has been advised by BIG that it is considering various methods of satisfying its obligations under the Line of Credit, including the possible sale of certain of its assets. No assurances can be given, however, that payment in full of all amounts due and owing under the Line of Credit will be received on a timely basis.

     The Company believes that cash on-hand (including the remaining net cash proceeds from the Geotrac sale) and cash flows from operations will be sufficient to support the Company’s currently anticipated working capital requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) is not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material changes to the disclosure set forth under the caption “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002.

ITEM 5. OTHER INFORMATION

     On May 7, 2002, the Company further reduced its workforce by eliminating 45 positions, or approximately 10.7% of its total workforce. These reductions are expected to result in a reduction of approximately $1.6 million in annualized payroll costs and are expected to have a positive impact on the Company’s cash flow and pre-tax earnings. These staffing reductions impacted each of the Company’s principal departments, although the primary areas affected were policy administration and claims processing. These reductions were undertaken in an effort to help offset the loss of affiliated outsourcing services revenue resulting primarily from reductions in the amounts of homeowners, worker’s compensation and, to a lesser extent, automobile outsourcing services provided to BIG. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above. Since the beginning of 2002 (and including the reductions described above), the Company’s total workforce has been reduced by approximately 21%. The annualized payroll expense savings related to this reduction is currently expected to total approximately $3.3 million. The Company will continue to consider further staffing reductions in the future, depending upon the demand for its services and other factors. No assurances can be given, however, as to whether any additional reductions will be undertaken, or if so, when and upon what terms and conditions.

     Due to the changes in BIG’s business, the Company is considering other expense reduction measures as well, including possible reductions in the amount of space it leases. No assurances can be given, however, as to whether any such measures can or will be implemented. If the Company is unable to replace the loss of affiliated outsourcing services revenues or reduce its expenses accordingly, it could have a material adverse affect on the Company’s business, financial condition and results of operations.

     Pursuant to the December 2001 sale of Geotrac, the Company entered into a Flood Zone Determination Service Agreement pursuant to which Geotrac will provide the Company with flood zone determination services for up to ten years at pricing management of the Company currently considers to be favorable. The start date for when the Agreement’s new pricing goes into effect has been changed by the parties to May 17, 2002. The fair value of $2,189,090 assigned to this service agreement will be amortized over the 10-year contract period commencing May 17, 2002 using a method that approximates the Company’s projected annual requirements of flood zone determinations.

     As previously reported, on January 30, 2002, the Board of Directors of the Company appointed a Special Committee, consisting of the Company’s five independent directors, to evaluate possible strategic alternatives for the Company. On April 24, 2002, the Board of Directors approved the following compensation for members of the Special Committee, retroactive to the formation of the Special Committee in January 2002. Each member will be paid a flat fee of $1,000 per meeting attended. In addition, the Chairman of the Committee, John S. McMullen, will be paid a monthly fee of $5,000. The Board intends to reevaluate the monthly fee payable to Mr. McMullen at its meeting scheduled for June 2002.

     The Company has also set September 24, 2002 as the date for the 2002 Annual Meeting of Shareholders. Proposals of shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (‘‘Rule 14a-8’’), that are intended to be presented at the 2002 Annual Meeting of Shareholders must be received by the Company no later than July 1, 2002 to be included in the Company's proxy materials for that meeting. Further, a shareholder who otherwise intends to present business at the 2002 Annual Meeting must comply with the requirements set forth in the Company’s Amended and Restated Bylaws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the Amended and Restated Bylaws, to the Secretary of the Company generally not less than 60 days nor more than 90 days prior to the date of the annual meeting of shareholders. Under the Amended and Restated Bylaws, if the Company does not receive notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 (i.e., a proposal a shareholder intends to present at the 2002 Annual Meeting of Shareholders but does not intend to have included in the Company’s proxy materials) on or prior to July 27, 2002 (assuming a September 24, 2002 meeting date), then the notice will be considered untimely and the Company will not be required to present such proposal at the 2002 Annual Meeting. If the Board of Directors of the Company nonetheless chooses to present such proposal at the 2002 Annual Meeting, then the persons named in proxies solicited by the Board for the Annual Meeting may exercise discretionary voting power with respect to such proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

Exhibit Number	Description

10.1	Insurance Administration Services Agreement, effective March 1, 2002, by and between Insurance Management Solutions, Inc. and Island Insurance Companies, LTD.

     b) Reports on Form 8-K

      The Company filed two reports on Form 8-K during the three months ended March 31, 2002:

     (1)  On January 14, 2002, the Company filed a report on Form 8-K to report that on December 28, 2001 the Company consummated the transactions contemplated by a stock purchase agreement (as amended, the “Stock Purchase Agreement”), dated as of September 20, 2001, by and among the Company, Geotrac, Geotrac Holdings, Inc., Daniel J. White, the Daniel J. White Trust, the Sandra A. White Trust, and, solely for purposes of a non-competition covenant, BIG. Pursuant to the Stock Purchase Agreement, Geotrac Holdings, Inc., a Delaware corporation formed by Daniel J. White and his spouse, Sandra A. White, purchased all the issued and outstanding capital stock (the “Shares”) of the Company’s Geotrac subsidiary. The purchase price paid for the Shares was $19.0 million in cash, plus 524,198 shares of Common Stock, $.01 par value, of the Company beneficially owned by Daniel J. White and Sandra A. White. Pursuant to the Stock Purchase Agreement, certain of the parties also entered into additional agreements as of the closing of such sale, including a Flood Zone Determination Service Agreement pursuant to which Geotrac will provide the Company with flood zone determination services for up to ten years.

     (2)  On March 13, 2002, the Company filed a report on Form 8-K to report the following events: (i) on January 30, 2002, the Board of Directors of the Company appointed a Special Committee, consisting of the Company’s five independent directors, to evaluate possible strategic alternatives for the Company; (ii) effective February 1, 2002, Robert G. Menke resigned as a director of the Company to pursue personal interests; and (iii) on March 14, 2002, the Company and BIG amended an existing Credit and Security Agreement (including related loan documentation) to extend the short-term secured $5.0 million line of credit, previously established by the Company in favor of BIG, until May 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2002	INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (Registrant)

By: /s/ David M. Howard

David M. Howard President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Anthony R. Marando

Anthony R. Marando Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Insurance Administration Services Agreement, effective March 1, 2002, by and between Insurance Management Solutions, Inc. and Island Insurance Companies, LTD.

E-1