Form 10-Q
period 2002-06-30
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2002-08-19
CIK 1063167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

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

Class: Common Stock, $.01 par value                        Outstanding as of August 8, 2002: 12,276,063

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Agreement and Plan of Merger
Insurance Services Agreement
Second Amendment to Insurance Services Agreement
Credit and Security Agreement
Revolving Line of Credit Promissory Note
Collateral Assignment of Flood Book
Further Assurance and Compilance Agreement
Certificate of CEO
Certificate of CFO

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

Form 10-Q Quarterly Report

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, beliefs, intentions, or strategies regarding the future. Words such as “expects,” “intends,” variations of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding, among other things: (i) the proposed tender offer and subsequent merger; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s operating strategies; (iv) changes in the business and/or financial condition of the Company’s clients; (v) the ability of Bankers Insurance Group, Inc. (“BIG”) and its affiliates to repay outstanding indebtedness to the Company; (vi) potential increases in the Company’s costs; (vii) the impact of general economic conditions on the demand for the Company’s services; (viii) the impact of changes in existing service agreements; (ix) the outcome of certain litigation involving the Company; (x) the outcome of certain administrative proceedings involving the Company’s principal customer; (xi) the ability to achieve expected expense reductions as a result of management initiatives; and (xii) the Company’s liquidity and capital resources. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Part I, Item 2, and Part II, Item 5 of this report and the risk factors set forth under the caption “Item 1. Business — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. Prospective investors should also consult the risks described from time to time in the Company’s Reports on Form 10-Q, 8-K and 10-K.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2001	2002

		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,095,808	$21,167,460
Accounts receivable, trade — affiliates	4,716,172	4,690,803
Accounts receivable, trade — net	875,297	1,770,804
Prepaid expenses and other assets	883,729	955,343
Note receivable — affiliate	5,026,541	—
Income taxes recoverable	—	1,104,659

Total current assets	31,597,547	29,689,069
PROPERTY AND EQUIPMENT, net	3,942,712	3,135,233
OTHER ASSETS
Goodwill, net	2,250,409	2,250,409
Service contract	2,189,090	2,088,414
Capitalized software costs, net	564,793	334,445
Deferred tax assets	429,329	405,829
Other	25,600	25,600

Total assets	$40,999,480	$37,928,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$1,272,921	$618,182
Employee related accrued expenses	1,546,078	1,668,872
Other accrued expenses	2,352,487	2,847,964
Income taxes payable	1,418,415	—

Total current liabilities	6,589,901	5,135,018
SHAREHOLDERS’ EQUITY
Preferred Stock, $.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value; 100,000,000 shares authorized, 12,276,063 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	122,760	122,760
Additional paid-in capital	26,394,438	26,481,160
Retained earnings	7,892,381	6,190,061

Total shareholders’ equity	34,409,579	32,793,981

Total liabilities and shareholders’ equity	$40,999,480	$37,928,999

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

REVENUES
Outsourcing services — affiliated	$12,149,278	$6,891,875	$21,731,241	$13,982,108
Outsourcing services	3,717,556	3,123,277	4,937,090	4,501,056

Total revenues	15,866,834	10,015,152	26,668,331	18,483,164

EXPENSES
Cost of outsourcing services	9,129,550	8,482,732	17,522,041	16,133,524
Selling, general and administrative	1,558,817	1,922,474	3,292,479	3,662,145
Management services from Parent	297,835	184,338	652,003	307,184
Depreciation and amortization	763,826	719,342	1,539,484	1,368,306

Total expenses	11,750,028	11,308,886	23,006,007	21,471,159

OPERATING INCOME/(LOSS)	4,116,806	(1,293,734)	3,662,324	(2,987,995)

OTHER INCOME/(EXPENSE):
Interest income	39,704	129,859	82,091	274,275
Interest expense	(1,189)	—	(3,255)	—

Total other income/(expense)	38,515	129,859	78,836	274,275

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	4,155,321	(1,163,875)	3,741,160	(2,713,720)
PROVISION/(BENEFIT) FOR INCOME TAXES	1,582,000	(432,600)	1,444,400	(1,011,400)

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	2,573,321	(731,275)	2,296,760	(1,702,320)
INCOME FROM OPERATIONS OF DISCONTINUED OPERATIONS, NET OF TAX	914,117	—	1,343,243	—

NET INCOME/(LOSS)	$3,487,438	$(731,275)	$3,640,003	$(1,702,320)

Earnings/(loss) per Common Share:
Income/(loss) from continuing operations	$.20	$(.06)	$.18	$(.14)
Income from discontinued operations	.07	—	.10	—

NET INCOME/(LOSS) PER COMMON SHARE	$.27	$(.06)	$.28	$(.14)

Weighted average common shares outstanding	12,800,261	12,276,063	12,800,261	12,276,063

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total

Balance at December 31, 2000	$128,002	$27,545,901	$5,438,685	$33,112,588
Compensation expense related to stock options issued to non-employees	—	180,000	—	180,000
Common stock reacquired in Geotrac sale	(5,242)	(1,331,463)	—	(1,336,705)
Net income	—	—	2,453,696	2,453,696

Balance at December 31, 2001	$122,760	$26,394,438	$7,892,381	$34,409,579

Compensation expense related to stock options issued to non-employees (unaudited)	—	86,722	—	86,722
Net income/(loss) (unaudited)	—	—	(1,702,320)	(1,702,320)

Balance at June 30, 2002 (unaudited)	$122,760	$26,481,160	$6,190,061	$32,793,981

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Income/(loss) from continuing operations	$2,296,760	$(1,702,320)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,539,484	1,368,306
Loss on disposal of property and equipment	1,251	9,909
Compensation expense related to non-employee stock Options	90,000	86,722
Deferred income taxes, net	(62,100)	23,500
Changes in assets and liabilities:
Accounts receivable, trade	(547,621)	(895,507)
Accounts receivable, trade — Geotrac	387,027	—
Accounts receivable, trade — affiliate	(1,871,534)	25,369
Income taxes recoverable	—	(1,104,659)
Prepaid expenses and other current assets	296,022	(71,614)
Other assets	(53,535)	—
Accounts payable, trade	(466,294)	(654,739)
Employee related accrued expenses	(311,720)	122,794
Other accrued expenses	257,425	495,477
Income taxes payable	1,114,929	(1,418,415)

Net cash provided by/(used in) operating activities	2,670,094	(3,715,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(954,722)	(239,712)
Collection of notes receivable	406,394	5,026,541
Collection of notes receivable from discontinued operations	1,198,929	—

Net cash provided by investing activities	650,601	4,786,829

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(129,952)	—

Net cash (used in) financing activities	(129,952)	—

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,190,743	1,071,652
CASH AND CASH EQUIVALENTS, beginning of period	2,391,103	20,095,808

CASH AND CASH EQUIVALENTS, end of period	$5,581,846	$21,167,460

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS

Insurance Management Solutions Group, Inc. (together with its subsidiaries, the “Company”) is a holding company that was incorporated in the State of Florida in December 1996 by its parent, Bankers Insurance Group, Inc. (“BIG”). The Company has operated in two major business segments: providing outsourcing services to the property and casualty insurance industry with an emphasis on flood insurance; and providing flood zone determinations primarily to insurance companies and financial institutions. The Company’s outsourcing services, which are provided by its wholly-owned subsidiaries, Insurance Management Solutions, Inc. (“IMS”) and Colonial Claims Corporation (“Colonial”), include for IMS: policy and claims administration (policy issuance, billing and collection) and information technology (“IT”) services; and for Colonial: claims adjusting and processing. The Company’s flood zone determination services had been provided by Geotrac of America, Inc. (“Geotrac”), a wholly-owned subsidiary of the Company until December 28, 2001, when it was sold. With the disposition of Geotrac, which is reported as discontinued operations herein, Colonial became a separate reportable segment for financial statement reporting purposes (see Note 6).

The Company is substantially dependent on the business of its affiliated insurance companies under the common control of BIG as the Company derives a substantial portion of its revenue from outsourcing services provided to these affiliated companies and BIG. During the six months ended June 30, 2002, the Company has experienced a reduction in outsourcing services revenue due primarily to continued reduced premium production by BIG and anticipates that this trend will continue for the remainder of the fiscal year. Consequently, the Company is currently focused on implementing cost reduction measures and eliminating support or service expenses associated with the provision of services to BIG.

Further to this reduction in affiliated revenue from BIG, the Company amended its existing Administration Services Agreement, effective October 1, 2001, with BIG (the “Service Agreement” and, as amended, the “Amended Service Agreement”), such that, as of July 1, 2002, the Company no longer provides policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business. The Company will continue to provide policy administration, claims administration and data processing services in connection with BIG’s flood insurance line of business, with no change in the existing fee structure. In addition, pursuant to the Amended Service Agreement, the Company will continue to provide BIG with IT hosting and support services for a fixed monthly fee. The Company will also continue to provide BIG with various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business.

Also effective July 1, 2002, in connection with the foregoing modifications to the Service Agreement, the Company terminated 98 employees, or approximately 28% of its total workforce. Of these employees, 81 worked in claims processing and 17 worked in policy administration. The Company expects to realize savings of approximately $5.1 million in annual payroll costs and related expenses as a result of this transition and reduction in its workforce. As part of the aforementioned transition of business outsource processing back to BIG, the Company agreed to pay BIG approximately $301,000 to cover estimated processing costs for claims to be processed.

Effective August 12, 2002, the Company amended the Amended Service Agreement. Pursuant to this amendment, the Company will provide additional IT support services to BIG. In return for providing these services, the Company will receive not less than approximately $876,000 in fees from BIG, which is a minimum amount based upon estimated IT usage of the Company’s services. In addition, the Company has agreed to hire eleven persons previously employed by BIG, at an anticipated annualized cost of approximately $764,000.

As previously announced, the Company intends to commence shortly a cash tender off for all of the presently outstanding shares of its common stock, $0.01 per share (“Common Stock”), at a price of $3.08 per share, net to the seller in cash. The offer will be conditioned upon at least a majority of the shares of Common Stock not held by BIG, BIC and BSIC (as hereinafter defined) being tendered and other closing conditions typical for this type of transaction (see “Note 5. Subsequent Events,” following). Pursuant to the BIG Agreement (as hereinafter defined) each member of the BIG Group and each of their affiliates and subsidiaries has agreed not to tender the shares of Common Stock owned by it in response to the tender offer to be made by the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Insurance Management Solutions Group, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results that should be expected for a full fiscal year.

Discontinued Operations

Geotrac represents discontinued operations and, accordingly, the discontinued segment’s net assets are recorded separately at June 30, 2001. Likewise, the Geotrac results of operations are excluded from continuing operations for all periods presented.

Reclassifications

Exclusive of the separate presentation of continuing and discontinued operations, certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

New Accounting Policies

Effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets, and 144, Accounting for the Impairment or Disposal of Long Lived Assets. Further to the adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets, the Company retained an independent third-party investment banking firm to conduct an analysis of its’ goodwill valuation at January 1, 2002. Under SFAS 142, the impact, exclusive of the non-amortization of goodwill, would have been recognized as a January 1, 2002 cumulative effect change in accounting principle. However, the valuation determined that no impairment of the Company’s goodwill existed as of January 1, 2002.

Proforma results of operations for the three-month and six-month periods ended June 30, 2001 2002 for the non-amortization provisions of SFAS 142 in those periods were compared to same periods for 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

	(Proforma)		(Proforma)
Reported income/(loss) from continuing operations	$2,573,321	$(731,275)	$2,296,760	$(1,702,320)
Add: Goodwill amortization, net of tax, $0	33,094	—	66,189	—

Adjusted income/(loss) from continuing operations	$2,606,415	$(731,275)	$2,362,949	$(1,702,320)

Reported net income/(loss)	$3,487,438	$(731,275)	$3,640,003	$(1,702,320)
Add: Goodwill amortization (including $243,321 and $486,643 pre-tax related to discontinued operations, net of tax of $90,000 and $180,000)	186,415	—	372,832	—

Adjusted net income/(loss)	$3,673,853	$(731,275)	$4,012,835	$(1,702,320)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

	(Proforma)		(Proforma)
Reported income/(loss) from continuing operations per share	$.20	$(.06)	$.18	$(.14)
Add: Goodwill amortization per share	—	—	.01	—

Adjusted income/(loss) from continuing operations per share	$.20	$(.06)	$.19	$(.14)

Reported net income/(loss) per share	$.27	$(.06)	$.28	$(.14)
Add: Goodwill amortization per share (including $ .01 and $ .02 per share related to discontinued operations, net of tax)	.01	—	.03	—

Adjusted net income/(loss) per share	$.28	$(.06)	$.31	$(.14)

Weighted average common shares outstanding	12,800,261	12,276,063	12,800,261	12,276,063

In addition, effective January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. The adoption of SFAS 144 had no impact on the Company’s results of operations or financial condition for the six-month period ended June 30, 2002.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share, which represents both basic and diluted earnings per share (“EPS”), is computed by dividing net income/(loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Numerator:
Net income/(loss)	$3,487,438	$(731,275)	$3,640,003	$(1,702,320)

Denominator:
Weighted average number of Common Shares used in basic EPS	12,800,261	12,276,063	12,800,261	12,276,063
Diluted stock options	—	—	—	—

Weighted average number of Common Shares and diluted potential Common Shares used in diluted EPS	12,800,261	12,276,063	12,800,261	12,276,063

As of June 30, 2001 and 2002, options to purchase 551,000 and 465,000 shares, respectively, of Common Stock were outstanding but were not included in the computation of diluted earnings per share as the inclusion of such shares would have an anti-dilutive effect.

NOTE 3. DISCONTINUED OPERATIONS

Effective December 28, 2001, with shareholder approval, the Company sold Geotrac pursuant to a Stock Purchase Agreement dated September 30, 2001, as amended December 26, 2001, to Geotrac Holdings, Inc. (“Holdings”). Holdings is a corporation formed by Geotrac’s President and his spouse. The consideration received by the Company included $19.0 million in cash and 524,198 shares of the Company’s Common Stock (valued at $1,336,705 based on a quoted market price of the Company’s Common Stock of $2.55 per share as of December 27, 2001) beneficially held by Geotrac’s President and his spouse. In addition, the Company entered into a Flood Zone Determination Service Agreement with Geotrac pursuant to which Geotrac will provide the Company with flood zone determination services for up to ten years at pricing management of the Company currently believes is favorable. The Company valued the agreement at approximately $2,189,090 as supported by an independent third-party investment banking firm’s valuation. Subsequent to this sale, the Company has no restricted net assets that affect retained earnings for the period ended June 30, 2002.

GEOTRAC’S CONDENSED STATEMENT OF INCOME

	Three Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2001

Flood zone determination services	$5,532,798	$9,826,966
Flood zone determination services — affiliated	334,436	553,147

Total revenues	5,867,234	10,380,113

Cost of flood zone determination services	2,526,301	4,560,695
Selling, general and administrative	1,132,763	2,250,691
Management services from Parent	20,126	36,514
Depreciation and amortization	594,642	1,185,135

Total expenses	4,273,832	8,033,035

Operating income	1,593,402	2,347,078
Other income/(expense), net	(14,185)	4,565
Provision for income taxes	665,100	1,008,400

Income from discontinued operations	$914,117	$1,343,243

SUPPLEMENTAL DISCLOSURE OF GEOTRAC’S CASH FLOW INFORMATION
FOR THE SIX MONTHS ENDED JUNE 30, 2001

Operating activities:
Net cash provided by	$2,884,124
Investing activities:
Net cash used by	(2,041,822)
Financing activities:
Net cash used by	(1,228,025)

Net increase/(decrease) in cash	(385,723)
Cash at beginning of period	2,801,058

Cash at end of period before sale	$2,415,335

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

The case has been set for trial during the trial term commencing May 5, 2003. On August 6, 2002, the plaintiff offered to accept, in full settlement of the litigation as to all defendants, payment of $2.1 million to the putative plaintiff class. On August 14, 2002, the Company’s Board of Directors voted to accept this offer, and the issuer of the Company’s applicable Directors and Officers and Company Reimbursement insurance policy has agreed to pay this amount to the plaintiff class. The parties to the litigation currently are negotiating the terms of a Memorandum of Understanding (“MOU”), which will memorialize the settlement amount and other material settlement terms. The MOU is expected to provide that the plaintiff may conduct additional discovery to confirm the fairness and reasonableness of the settlement, and that the plaintiff may terminate the settlement if he is not satisfied by such discovery that the settlement is fair, reasonable and adequate. In addition, the settlement is contingent upon approval by Judge Lazzara, following notice to the members of the plaintiff class of, and a hearing on, the proposed settlement terms. The Company believes that the material allegations of the complaint are without merit, but has elected to settle the litigation to avoid the time, expense and risks associated with continuing the litigation. No assurances can be given, if the settlement is not consummated, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the Company has been informed by the underwriters for the IPO that the underwriters will be seeking indemnification from the Company, BIG and/or Venture Capital Corporation for the underwriters’ legal fees and expenses incurred in the litigation, pursuant to the Underwriting Agreement between the Company, BIG, Venture Capital Corporation and the underwriters. The Company’s insurer has taken the position that it is not responsible for the payment of such monies. On August 6, 2002, the underwriters informed the Company that their legal fees and expenses in the litigation to date were approximately $110,000.

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

The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company’s financial position, results of operations or liquidity, although no assurances can be given in this regard.

The Company continues to review the adequacy of a reserve it established prior to January 1, 2002 for a settlement accrual of $800,000 relating to an unaffiliated third-party customer contract that was terminated in 2000 and for which no settlement has yet been reached with this former customer. No discussions between the Company and this customer have taken place since October 2000. This item will continue to be reviewed throughout the course of this year, although no assurances can be given as to its ultimate resolution or the terms thereof.

Also, a $200,000 reserve specifically for potential billing adjustments booked during the fourth quarter of 2001 related to the new Service Agreement with BIG, effective October 1, 2001, was eliminated during the period ended June 30, 2002. This reserve was eliminated due to the fact that BIG and the Company have agreed to all potential billing adjustments booked during the fourth quarter of 2001 and all amounts owed as such, have been paid to the Company.

NOTE 5. SUBSEQUENT EVENTS

On August 14, 2002, the Company’s Board of Directors, based upon recommendation from the Audit Committee of the Board, agreed to further amend the Company's Amended Service Agreement with BIG such that the Company will provide IT support for BIG’s IT needs. In return for providing this support, the Company has agreed to hire approximately 11 staff, formerly of BIG, at an approximate annualized cost of $764,000. In return for providing these services, the Company will receive approximately $876,000 in support revenue on an annualized basis, which is a minimum amount based upon estimated IT usage for the Company's services.

The Company intends to commence shortly a cash tender off for all of the presently outstanding shares of its common stock, $0.01 per share (“Common Stock”), at a price of $3.08 per share, net to the seller in cash. The offer will be conditioned upon at least a majority of the shares of Common Stock not held by the BIG Group (as hereinafter defined) being tendered and other closing conditions typical for this type of transaction. Pursuant to the BIG Agreement, each member of the BIG Group and each of their affiliates and subsidiaries has agreed not to tender the shares of Common Stock owned by it in response to the tender offer to be made by the Company.

The offer is to be made pursuant to an Agreement and Plan of Merger, dated August 15, 2002 (the “BIG Agreement”), by and among the Company, Banker’s Insurance Group, Inc. (“BIG”), Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BISC”) and Bankers Management Corporation (“Acquisition Corp.”). BIC is a wholly-owned subsidiary of BIG and BSIC is a jointly-owned subsidiary of BIG and BIC. BIG, BIC and BSIC constitute the “BIG Group.” Acquisition Corp. is a Florida corporation wholly-owned by BIC and BSIC and formed solely for purposes of consummating the Merger (as hereinafter defined). As of the date hereof, the members of the BIG Group collectively own approximately 68.0% of the outstanding shares of Common Stock. Pursuant to the BIG Agreement, the Company will loan BIG and/or Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the insurance flood book of BUI. All amounts due under the Line of Credit will be due July 31, 2003; monthly interest-only payments will be due prior to maturity. As part of this loan negotiation, BIG has assured the Company that it will keep its service fee payments to the Company current as per the terms of the Company’s service agreement with BIG.

Pursuant to the BIG Agreement, if the tender offer is consummated, Acquisition Corp. will be merged with and into the Company, the Company will continue its corporate existence and the separate corporate existence of Acquisition Corp. will cease (the “Merger”). When the Merger is consummated, any outstanding shares of Common Stock not tendered in the tender offer (other than shares held by the BIG Group or by shareholders who have properly perfected their dissenters’s rights under Florida law) will be cancelled and converted into the right to receive $3.08 in cash or any higher price per share paid in the tender offer. After the tender offer is completed but either before or after the Merger, the Company intends to deregister the Common Stock under the Securities Exchange Act of 1934, as amended, and delist the Common Stock from trading on the OTC Bulletin Board.

For Additional information regarding the proposed tender offer and related line of credit transaction, see “Item 5. Other Information”, below.

In reference to the Consolidated Amended Class Action Complaint noted in “Note 4. Commitments and Contingencies,” on August 6, 2002, the plaintiff offered to accept, in full settlement of the litigation as to all defendants, payment of $2.1 million to the putative plaintiff class. On August 14, 2002, the Company’s Board of Directors voted to accept this offer, and the issuer of the Company’s applicable Directors and Officers and Company Reimbursement insurance policy has agreed to pay this amount to the plaintiff class. The parties to the litigation currently are negotiating the terms of a Memorandum of Understanding (“MOU”), which will memorialize the settlement amount and other material settlement terms. The MOU is expected to provide that the plaintiff may conduct additional discovery to confirm the fairness and reasonableness of the settlement, and that the plaintiff may terminate the settlement if he is not satisfied by such discovery that the settlement is fair, reasonable and adequate. In addition, the settlement is contingent upon approval by Judge Lazzara, following notice to the members of the plaintiff class of, and a hearing on, the proposed settlement terms. The Company believes that the material allegations of the complaint are without merit, but has elected to settle the litigation to avoid the time, expense and risks associated with continuing the litigation. No assurances can be given, if the settlement is not consummated, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations (see “Note 4. Commitments and Contingencies” for additional information).

NOTE 6. LIQUIDITY AND CAPITAL RESOURCES

During 2001, the Company’s principal sources of liquidity consisted of cash on-hand, cash flows from operations, and cash proceeds from the sale of the Company’s Geotrac subsidiary in late December 2001. The Company received net cash proceeds of approximately $18.2 million as a result of the sale of its Geotrac subsidiary in late December 2001.

On April 13, 2001, the Company entered into a Commitment Letter with BIG pursuant to which BIG has agreed to advance to the Company, beginning June 1, 2001, up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under their service agreements with the Company. Such advances are available to the Company beginning June 1, 2001 continuing through December 1, 2002 and shall be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter shall constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance. The Company has not drawn upon this advance in 2002 and as such, this has not been, nor does the Company expect this to be, a viable source of funds.

On June 10, 2002, the Company received payment in full of all amounts due and owing (approximately $5.0 million) from BIG, the Company’s principal customer and majority shareholder, under a short-term secured line of credit in favor of BIG in the amount of up to $5.0 million (the “Original Line of Credit”). This repayment related to a Credit and Security Agreement entered into on August 14, 2001 with BIG (together with the related loan documentation, the “Original Credit Agreement”), pursuant to which the Company established a short-term, secured line of credit in favor of BIG in the amount of up to $5.0 million (the “Original Line of Credit”).

The Company has had a year-to-date after-tax loss of $1.7 million and as such, has not had a positive cash flow from operations. The Company is substantially dependent on the business of its affiliated insurance companies under the common control of BIG as the Company derives a substantial portion of its revenue from outsourcing services provided to these affiliated companies and BIG. During the six months ended June 30, 2002, the Company has experienced a reduction in outsourcing services revenue due primarily to continued reduced premium production by BIG and anticipates that this trend will continue for the remainder of the fiscal year. Correspondingly, the Company does not expect a positive cash flow from operations for the remainder of 2002 based upon current forecasted results of operations. The Company is dependent to a large extent, on storm activity updating its outsourcing operations and to this point in 2002 has had little impact from such storms. The Company has used a conservative forecast of storm activity for the remainder of 2002.

As previously announced, the Company intends to commence shortly a cash tender offer for all of the presently outstanding shares of its common stock, $0.01 per share (“Common Stock”), at a price of $3.08 per share, net to the seller in cash. The offer will be conditioned upon at least a majority of the shares of Common Stock not held by BIG, BIC and BSIC being tendered and other closing conditions typical for this type of transaction. Pursuant to this agreement, the aforementioned and each of their affiliates and subsidiaries has agreed not to tender the shares of Common Stock owned by it in response to the tender offer to be made by the Company.

The offer is to be made pursuant to an Agreement and Plan of Merger, dated August 15, 2002 ( the “BIG Agreement”), by and among the Company, Bankers Insurance Group, Inc. (“BIG”), Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and Bankers Management Corporation (“Acquisition Corp.”). BIC is a wholly-owned subsidiary of BIG and BSIC is a jointly-owned subsidiary of BIG and BIC. BIG, BIC and BSIC constitute the “BIG Group.” Acquisition Corp. is a Florida corporation wholly-owned by BIC and BSIC and formed solely for purposes of consummating the Merger (as hereinafter defined). As of the date hereof, the members of the BIG Group collectively own approximately 68.0% of the outstanding shares of Common Stock. Pursuant to the BIG Agreement, the Company will loan BIG and/or Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the insurance flood book of BUI. All amounts due under the Line of Credit will be due July 31, 2003; monthly interest-only payments will be due prior to maturity. Based on the foregoing, the Company expects cash on hand and cash from operations to be adequate to support its cash needs for the remainder of 2002, although no assurances can be given in this regard. The foregoing assumes BIG will to continue to make payment on its service fees under the terms of the Amendment Service Agreement, among other things. If this forecast varies from its assumptions, it would have a material adverse effect on the Company’s operations and, correspondingly, the Company’s ability to undertake the foregoing matters.

NOTE 7. SEGMENT INFORMATION

		Outsourcing
	Outsourcing	Services -	Intercompany
	Services -	Claims	Eliminations	Consolidated
	Administration	Adjusting	And Other	Totals

Three Months Ended June 30, 2001
Operating revenues-affiliated	$12,151,878	—	$(2,600)	$12,149,278
Operating revenues-unaffiliated	$2,604,487	$1,113,069	—	$3,717,556
Operating income/(loss)	$4,322,252	$(205,446)	—	$4,116,806
Interest expense	$1,189	—	—	$1,189
Depreciation and amortization	$720,922	$42,904	—	$763,826
Identifiable assets	$44,891,236	$5,639,464	$(6,174,651)	$44,356,049

Three Months Ended June 30, 2002
Operating revenues-affiliated	$6,885,125	—	$6,750	$6,891,875
Operating revenues-unaffiliated	$1,310,830	$1,812,447	—	$3,123,277
Operating income/(loss)	$(1,567,253)	$273,519	—	$(1,293,734)
Depreciation and amortization	$708,829	$10,513	—	$719,342
Identifiable assets	$37,107,756	$6,283,844	$(5,462,601)	$37,928,999

Six Months Ended June 30, 2001
Operating revenues-affiliated	$21,733,841	—	$(2,600)	$21,731,241
Operating revenues-unaffiliated	$3,521,874	$1,415,216	—	$4,937,090
Operating income/(loss)	$4,078,664	$(416,340)	—	$3,662,324
Interest expense	$3,255	—	—	$3,255
Depreciation and amortization	$1,454,622	$84,862	—	$1,539,484
Identifiable assets	$44,891,236	$5,639,464	$(6,174,651)	$44,356,049

Six Months Ended June 30, 2002
Operating revenues-affiliated	$13,982,108	—	—	$13,982,108
Operating revenues-unaffiliated	$2,434,355	$2,066,701	—	$4,501,056
Operating income/(loss)	$(3,022,232)	$34,237	—	$(2,987,995)
Depreciation and amortization	$1,347,188	$21,118	—	$1,368,306
Identifiable assets	$37,107,756	$6,283,844	$(5,462,601)	$37,928,999

Outsourcing Services — Administration. Identifiable assets at June 30, 2001 include net assets of discontinued operations of $22,101,780.

Outsourcing Services — Claims Adjusting. Identifiable assets at June 30, 2002 and 2001 include goodwill, net of $2,250,409 and $2,316,597.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements (unaudited) and the notes thereto included in “Item 1. Financial Statements” above.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected operating results of the Company as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

REVENUES
Outsourcing services	100.0%	100.0%	100.0%	100.0%

Total revenues	100.0	100.0	100.0	100.0

EXPENSES
Cost of outsourcing services	57.5	84.7	65.8	87.3
Selling, general and administrative	9.8	19.2	12.3	19.8
Management services from Parent	1.9	1.8	2.4	1.7
Depreciation and amortization	4.8	7.2	5.8	7.4

Total expenses	74.0	112.9	86.3	116.2

Operating income/(loss)	26.0	(12.9)	13.7	(16.2)
Interest income, net	0.2	1.3	0.3	1.5

Income before income taxes and discontinued operations	26.2	(11.6)	14.0	(14.7)
Provision/(benefit) for income taxes	10.0	(4.3)	5.4	(5.5)

Income/(loss) before discontinued operations	16.2	(7.3)	8.6	(9.2)
Income/(loss) from discontinued operations	5.8	—	5.0	—

Net income/(loss)	22.0%	(7.3)%	13.6%	(9.2)%

OVERVIEW

During the six months ended June 30, 2002, the Company continued to experience a reduction in outsourcing services revenue, and related losses on an after-tax basis, due primarily to continued reduced premium production by BIG, the Company’s principal customer. The Company anticipates that this trend will continue for the remainder of the fiscal year and, consequently, is currently focused on implementing cost reduction measures and eliminating support or service expenses associated with the provision of services to BIG. Effective July 1, 2002, the Company amended its existing Administration Services Agreement, effective October 1, 2001, with BIG (the “Service Agreement” and, as amended, the “Amended Service Agreement”), such that, as of July 1, 2002, the Company no longer provides policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business. However, the Company will continue to provide policy administration, claims administration and data processing services in connection with BIG’s flood insurance line of business, with no change in the existing fee structure. In addition, pursuant to the Amended Service Agreement, the Company will continue to provide BIG with IT hosting and support services for a fixed monthly fee. The Company will also continue to provide BIG with various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business. For the foregoing services, BIG pays the Company a monthly fee based upon a percentage of the direct written premium for each line of business (except if provided in connection with BIG’s flood insurance line, where no additional fee will be imposed over that mentioned above). With respect to the service fees payable in connection with BIG’s personal (i.e., automobile and homeowners) and commercial insurance lines of business, the applicable percentage of direct written premium being charged has been reduced to reflect the reduction in the services being provided in connection with such lines of business. If the Amended Service Agreement had been in effect as of January 1, 2002, the Company’s affiliated outsourcing services revenues for the six months ended June 30, 2002, which were $14.0 million on an actual basis, would have been $6.9 million.

Also effective July 1, 2002, in connection with the foregoing modifications to the Service Agreement, the Company terminated 98 employees, or approximately 28% of its total workforce. Of these employees, 81 worked in claims processing and 17 worked in policy administration. The Company expects to realize savings of approximately $5.1 million in annual payroll costs and related expenses as a result of this transition and reduction in its workforce. Moreover, as previously reported, the Company has recently taken other actions designed to improve the Company’s cost structure, including terminating two facility subleases with BIG and its affiliates effective as of June 30, 2002 and August 28, 2002, respectively. The Company expects to realize cost savings of approximately $725,000 annually as a result of the termination of these two subleases.

Effective August 12, 2002, the Company amended the Amended Service Agreement. Pursuant to this amendment, the Company will provide additional IT support services to BIG. In return for providing these services, the Company will receive not less than approximately $876,000 in fees from BIG, which is a minimum amount based upon estimated IT usage of the Company’s services. In addition, the Company has agreed to hire eleven persons previously employed by BIG, at an anticipated annualized cost of approximately $764,000. The foregoing modifications to the Amended Service Agreement, as well as the corresponding workforce additions, were approved by the Audit Committee of the Board of Directors of the Company on August 14, 2002 (see “Item 5. Other Information”).

Management of the Company believes that the foregoing actions, including the implementation of the Amended Service Agreement, are necessary to ensure the Company’s long-term financial viability in light of the anticipated continued downward trend in the amount of direct written premium generated by BIG’s personal (i.e., automobile and homeowners) and commercial insurance lines of business. No assurances can be given, however, as to the future financial performance of the Company.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002

Continuing Operations

Outsourcing Services Revenues. Outsourcing services revenues decreased $5.9 million, or 37.1%, to $10.0 million for the three months ended June 30, 2002 from $15.9 million for the corresponding period in 2001. The decrease during this period was primarily attributable to decreased claims processing revenue resulting from the absence of tropical storm activity as compared with 2001, coupled with the continued decrease in affiliated direct written premium (“DWP”) volumes related to BIG’s automobile, homeowners, worker’s compensation, and commercial lines. Tropical Storm Allison, which storm occurred in June 2001, generated $3.1 million in revenue for the quarter ended June 30, 2001, whereas during the corresponding period of 2002 no major storm activity occurred. Affiliated homeowners DWP volumes decreased 58.7% and affiliated automobile DWP volumes decreased 71.0% during the second quarter of 2002 as compared to the corresponding period of 2001. The foregoing decreases were partially offset by a nominal increase in unaffiliated revenue earned by the Company’s Colonial Claims subsidiary in May 2002 arising from higher than expected claims activity as a result of hailstorms in Kentucky. The Company expects affiliated homeowners DWP volumes to decrease further as a result of the sale of BIG’s Florida wind-inclusive policies to an unaffiliated third party effective February 2002. Affiliated automobile DWP volumes are expected to decline as well due to changes in underwriting guidelines effective this year.

As described more fully above under “— Overview,” effective July 1, 2002, the Company amended the Service Agreement such that the Company no longer provides policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business.

Cost of Outsourcing Services. Cost of outsourcing services decreased $647,000, or 7.1%, to $8.5 million for the three months ended June 30, 2002 from $9.1 million for the corresponding period in 2001. As a percentage of outsourcing services revenues, cost of outsourcing services increased to 84.7% for the three month period ended June 30, 2002 from 57.5% for the corresponding period in 2001. The decrease in the dollar amount of cost of outsourcing services was due primarily to: (i) a 18.0% overall decrease in salary expense due to reductions in IT, Claims, Policy Administration, and Cash Office staff; (ii) a decrease in telephone expenses due to a change of service provider effective in October 2001; and (iii) a decrease in postage expense due primarily to lower auto and homeowner volumes. Additionally, expenses decreased due to a credit for telephone expenses for the quarter due to a more favorable phone services contract with the Company’s carrier and, in connection with the implementation of the Amended Service Agreement, back to BIG (see “—Overview” above), the Company agreed to pay BIG approximately $301,000 to cover estimated processing costs for claims to be processed. Although contractually the Company was not obligated to pay for these claims under the terms of its agreement with BIG, the payment was made because management believed that this payment and transfer of claims to BIG was in the best interests of the Company. This decrease was partially offset by increased contract labor expenses relating primarily to claims administration, and increased outside adjustor expense related to the aforementioned increased activity incurred by the Company’s Colonial Claims subsidiary.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $364,000, or 22.8%, to $1.9 million for the three months ended June 30, 2002 from $1.6 million for the corresponding period in 2001. This increase consisted primarily of increased spending of $554,000 on director fees and professional fees arising from ongoing services as directed by the Special Committee of the Board of Directors, partially offset by decreased administrative salary expense and decreased office supply spending of approximately $222,000, in addition to the aforementioned $200,000 reserve elimination specifically for potential billing adjustments booked during the fourth quarter of 2001 related to the new Service Agreement with BIG, effective October 1, 2001. This reserve was eliminated due to the fact that BIG and the Company have agreed to all potential billing adjustments booked during the fourth quarter of 2001 and all amounts owed as such, have been paid to the Company.

Management Services from Parent. Management Services from Parent decreased $114,000, or 38.3%, to $184,000 for the three months ended June 30, 2002 from $298,000 for the corresponding period in 2001. The decrease was entirely related to reduced office lease expense under the new sublease agreement with Bankers Financial Corporation that took effect in late December 2001.

Interest Income. Interest Income increased 225% to $130,000 for the three months ended June 30, 2002 from $40,000 for the corresponding period in 2001. The increase reflects investment income earned on the net cash proceeds from the sale of Geotrac in late December 2001, coupled with interest earned on the Company’s previous line of credit in favor of BIG (see “—Liquidity and Capital Resources” below).

Provision/(Benefit) for Income Taxes. The Company’s effective income tax/(benefit) rates were (37.2%) and 38.1% for the three months ended June 30, 2002 and 2001, respectively.

For additional information on the reconciliation of the Company’s effective income tax rate to the federal statutory income tax rate, see “Note 10 — Income Taxes” in the Notes to the Consolidated Financial Statements of the Company for the year ended December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

Discontinued Operations

As a consequence of the sale of Geotrac on December 28, 2001, net income from discontinued operations was $0 for the three months ended June 30, 2002 as compared to $914,117 for the corresponding period in 2001. For selected financial information on discontinued operations, see “Note 3. Discontinued Operations” in the Notes to the Consolidated Financial Statements (unaudited) of the Company included in “Item 1. Financial Statements” above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002

Continuing Operations

Outsourcing Services Revenues. Outsourcing services revenues decreased $8.2 million, or 30.7%, to $18.5 million for the six months ended June 30, 2002 from $26.7 million for the corresponding period in 2001. The decrease during this period was primarily attributable to decreased claims processing revenue resulting from the absence of tropical storm activity as compared with 2001, coupled with the continued decrease in affiliated direct written premium (“DWP”) volumes related to BIG’s automobile, homeowners, worker’s compensation, and commercial lines. Tropical Storm Allison, which storm occurred in June 2001, generated $3.1 million in revenue for the six-month period ended June 30, 2001, whereas during the corresponding period of 2002 no major storm activity occurred. Specifically, affiliated homeowners DWP volumes decreased 42.7% and affiliated automobile DWP volumes decreased 47.0% during the first six months of 2002 as compared to the corresponding period of 2001. The foregoing decreases were partially offset by a nominal increase in unaffiliated revenue earned by the Company’s Colonial Claims subsidiary in May 2002 resulting from higher than expected claims activity as a result of hailstorms in Kentucky. The Company expects affiliated homeowners DWP volumes to decrease further as a result of the sale of BIG’s Florida wind-inclusive policies to an unaffiliated third party effective February 2002. Affiliated automobile DWP volumes are expected to decline as well due to changes in underwriting guidelines effective this year.

As described more fully above under “—Overview”, effective July 1, 2002, the Company amended the Service Agreement such that the Company no longer provides policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business (see “Item 5. Other Information”).

Cost of Outsourcing Services. Cost of outsourcing services decreased $1.4 million, or 8.0%, to $16.1 million for the six months ended June 30, 2002 from $17.5 million for the corresponding period in 2001. As a percentage of outsourcing services revenues, cost of outsourcing services increased to 87.3% for the six months ended June 30, 2002 from 65.7% for the corresponding period in 2001. The decrease in the dollar amount of cost of outsourcing services was due primarily to: (i) a 15.0% overall decrease in salary expense due to a 50.0% reduction in IT staff as well as reduced Claims and Cash Office staff; (ii) a decrease in telephone expenses due to a change of service provider effective in October 2001; (iii) a decrease in postage expense due primarily to lower auto and homeowner volumes; and (iv) decreased office supply expense due to tighter purchasing controls. This decrease was partially offset by an increase in flood zone determination expense arising from higher flood DWP volumes, increased contract labor expenses relating primarily to claims administration, and increased outside adjustor expense related to the aforementioned increased activity incurred by the Company’s Colonial Claims subsidiary.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $400,000, or 12.1%, to $3.7 million for the six months ended June 30, 2002 from $3.3 million for the corresponding period in 2001. This increase was attributable primarily to increased director fees and professional fees (primarily legal and investment banking fees) arising from ongoing services as directed by the Special Committee of the Board of Directors. This increase was offset by decreased administrative salary expense of approximately $201,000.

Management Services from Parent. Management Services from Parent decreased $345,000, or 52.9%, to $307,000 for the six months ended June 30, 2002 from $652,000 for the corresponding period in 2001. The decrease was primarily related to reduced office lease expense under the new sublease agreement with Bankers Financial Corporation that took effect in late December 2001. Additionally, the reduction reflects the assumption of administrative services, including human resources and legal, which were previously provided to the Company by BIG.

Interest Income. Interest Income increased 234% to $274,000 for the six months ended June 30, 2002 from $82,000 for the corresponding period in 2001. The increase reflects investment income earned on the net cash proceeds from the sale of Geotrac in late December 2001, coupled with interest earned on the Company’s previous line of credit in favor of BIG (see “—Liquidity and Capital Resources” below).

Provision/(Benefit) for Income Taxes. The Company’s effective income tax/(benefit) rates were (37.3%) and 38.6% for the six months ended June 30, 2002 and 2001, respectively.

For additional information on the reconciliation of the Company’s effective income tax rate to the federal statutory income tax rate, see “Note 10 — Income Taxes” in the Notes to the Consolidated Financial Statements of the Company for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002.

Discontinued Operations

As a consequence of the sale of Geotrac on December 28, 2001, net income from discontinued operations was $0 for the six months ended June 30, 2002 as compared to $1,343,243 for the corresponding period in 2001. For selected financial information on discontinued operations, see “Note 3. Discontinued Operations” in the Notes to the Consolidated Financial Statements (unaudited) of the Company included in “Item 1. Financial Statements” above.

NEW ACCOUNTING POLICIES

Effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets, and 144, Accounting for the Impairment or Disposal of Long Lived Assets. The Company retained an independent third-party investment banking firm to conduct an analysis of its’ goodwill valuation at January 1, 2002. Based on this valuation the adoption of the new standards had no impact on the Company’s results of operations or financial condition for the six-month period ended June 30, 2002 except that goodwill is no longer amortized.

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

On April 13, 2001, the Company entered into a Commitment Letter with BIG pursuant to which BIG has agreed to advance to the Company, beginning June 1, 2001, up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under their service agreements with the Company. Such advances are available to the Company beginning June 1, 2001 continuing through December 1, 2002 and shall be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter shall constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance. The Company has not drawn upon this advance in 2002 and as such, this has not been, nor does the Company expect this to be, a viable source of funds.

On June 10, 2002, the Company received payment in full of all amounts due and owing (approximately $5.0 million) from BIG, the Company’s principal customer and majority shareholder, under a short-term secured line of credit in favor of BIG in the amount of up to $5.0 million (the “Original Line of Credit”). This repayment related to a Credit and Security Agreement entered into on August 14, 2001 with BIG (together with the related loan documentation, the “Original Credit Agreement”), pursuant to which the Company established a short-term, secured line of credit in favor of BIG in the amount of up to $5.0 million (the “Original Line of Credit”). The principal purpose of the Original Line of Credit was to assist BIG with certain short-term working capital needs. The Original Credit and Security Agreement was amended on March 14, 2002 to extend the Original Line of Credit until May 31, 2002.

The Company has had a year-to-date after-tax loss of $1.7 million and as such, has not had a positive cash flow from operations. The Company is substantially dependent on the business of its affiliated insurance companies under the common control of BIG as the Company derives a substantial portion of its revenue from outsourcing services provided to these affiliated companies and BIG. During the six months ended June 30, 2002, the Company has experienced a reduction in outsourcing services revenue due primarily to continued reduced premium production by BIG and anticipates that this trend will continue for the remainder of the fiscal year. Correspondingly, the Company does not expect a positive cash flow from operations for the remainder of 2002 based upon current forecasted results of operations. The Company is dependent to a large extent, on storm activity updating its outsourcing operations and to this point in 2002 has had little impact from such storms. The Company has used a conservative forecast of storm activity for the remainder of 2002.

As previously announced, the Company intends to commence shortly a cash tender offer for all of the presently outstanding shares of its common stock, $0.01 per share (“Common Stock”), at a price of $3.08 per share, net to the seller in cash. The offer will be conditioned upon at least a majority of the shares of Common Stock not held by the BIG Group (as hereinafter defined) being tendered and other closing conditions typical for this type of transaction. Pursuant to the BIG Agreement, each member of the BIG Group and each of their affiliates and subsidiaries has agreed not to tender the shares of Common Stock owned by it in response to the tender offer to be made by the Company.

The offer is to be made pursuant to an Agreement and Plan of Merger, dated August 15, 2002 ( the “BIG Agreement”), by and among the Company, Bankers Insurance Group, Inc. (“BIG”), Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and Bankers Management Corporation (“Acquisition Corp.”). BIC is a wholly-owned subsidiary of BIG and BSIC is a jointly-owned subsidiary of BIG and BIC. BIG, BIC and BSIC constitute the “BIG Group.” Acquisition Corp. is a Florida corporation wholly-owned by BIC and BSIC and formed solely for purposes of consummating the Merger (as hereinafter defined). As of the date hereof, the members of the BIG Group collectively own approximately 68.0% of the outstanding shares of Common Stock. Pursuant to the BIG Agreement, the Company will loan BIG and/or Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the insurance flood book of BUI. All amounts due under the Line of Credit will be due July 31, 2003; monthly interest-only payments will be due prior to maturity.

Based on the foregoing, the Company expects cash on hand and cash from operations to be adequate to support its cash needs for the remainder of 2002, although no assurances can be given in this regard. The foregoing assumes BIG will to continue to make payment on its service fees under the terms of the Amendment Service Agreement, among other things. If this forecast varies from its assumptions, it would have a material adverse effect on the Company's operations and, correspondingly, the Company's ability to undertake the foregoing matters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) is not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company’s Common Stock pursuant and/or traceable to the registration statement for the Company’s February 1999 initial public offering (the “IPO”). The lawsuits were consolidated on December 1, 2000, and the consolidated action is proceeding under Case No. 8:00-CV-2013-T-26MAP. The plaintiff’s Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendant the following parties: the Company; BIG, Venture Capital Corporation, a selling shareholder in the IPO; the five insider directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to: (i) the Company’s ability to integrate Geotrac’s flood zone determination business with the Company’s own flood zone determination business and with its insurance outsourcing services business; (ii) actual and anticipated synergies between the Company’s flood zone determination and outsourcing services business lines; and (iii) the Company’s use of the IPO proceeds. The complaint seeks unspecified damages, including interest, and equitable relief, including a rescission remedy. On March 26, 2001, the Company, BIG and the five inside director defendants filed a motion to dismiss the plaintiffs’ complaint for, among other things, failure to allege material misstatements and/or omissions in the roadshow presentations, registration statement and/or prospectus relating to the IPO. On July 11, 2001, U.S. District Judge Richard A. Lazzara denied all of the defendants’ motions to dismiss the complaint.

The case has been set for trial during the trial term commencing May 5, 2003. On August 6, 2002, the plaintiff offered to accept, in full settlement of the litigation as to all defendants, payment of $2.1 million to the putative plaintiff class. On August 14, 2002, the Company’s Board of Directors voted to accept this offer, and the issuer of the Company’s applicable Directors and Officers and Company Reimbursement insurance policy has agreed to pay this amount to the plaintiff class. The parties to the litigation currently are negotiating the terms of a Memorandum of Understanding (“MOU”), which will memorialize the settlement amount and other material settlement terms. The MOU is expected to provide that the plaintiff may conduct additional discovery to confirm the fairness and reasonableness of the settlement, and that the plaintiff may terminate the settlement if he is not satisfied by such discovery that the settlement is fair, reasonable and adequate. In addition, the settlement is contingent upon approval by Judge Lazzara, following notice to the members of the plaintiff class of, and a hearing on, the proposed settlement terms. The Company believes that the material allegations of the complaint are without merit, but has elected to settle the litigation to avoid the time, expense and risks associated with continuing the litigation. No assurances can be given, if the settlement is not consummated, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the Company has been informed by the underwriters for the IPO that the underwriters will be seeking indemnification from the Company, BIG and/or Venture Capital Corporation for the underwriters’ legal fees and expenses incurred in the litigation, pursuant to the Underwriting Agreement between the Company, BIG, Venture Capital Corporation and the underwriters. The Company’s insurer has taken the position that it is not responsible for the payment of such monies. On August 6, 2002, the underwriters informed the Company that their legal fees and expenses in the litigation to date were approximately $110,000.

Except as set forth above, there have been no material changes to the disclosures set forth under the caption “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002.

ITEM 5. OTHER INFORMATION

As previously reported, on May 7, 2002, the Company reduced its workforce by eliminating 45 positions, or approximately 10.7% of its total workforce. These reductions are expected to result in a reduction of approximately $1.6 million in annualized payroll costs and are expected to have a positive impact on the Company’s cash flow and pre-tax earnings. These staffing reductions impacted each of the Company’s principal departments, although the primary areas affected were policy administration and claims processing. These reductions were undertaken in an effort to help offset the loss of affiliated outsourcing services revenue resulting primarily from reductions in the amounts of homeowners, worker’s compensation and, to a lesser extent, automobile outsourcing services provided to BIG.

As also previously reported, effective July 1, 2002, the Company amended its existing Administration Services Agreement, effective October 1, 2001, with BIG (the “Service Agreement” and, as amended, the “Amended Service Agreement”), such that, as of July 1, 2002, the Company no longer provides policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business. For the foregoing services, BIG pays the Company a monthly fee based upon a percentage of the direct written premium for each line of business (except if provided in connection with BIG’s flood insurance line, where no additional fee will be imposed over that mentioned above). With respect to the service fees payable in connection with BIG’s personal (i.e., automobile and homeowners) and commercial insurance lines of business, the applicable percentage of direct written premium being charged has been reduced to reflect the reduction in the services being provided in connection with such lines of business. If the Amended Service Agreement had been in effect as of January 1, 2002, the Company’s affiliated outsourcing services revenues for the six months ended June 30, 2002, which were $14.0 million on an actual basis, would have been $6.9 million. In connection with the implementation of the Amended Service Agreement, BIG agreed to assume all pending claims relating to the lines of business being serviced on a reduced basis by the Company. In exchange, the Company agreed to pay BIG $300,000 to cover the estimated processing costs for these claims.

Also effective July 1, 2002, in connection with the foregoing modifications to the Service Agreement, the Company terminated 98 employees, or approximately 28% of its total workforce. Of these employees, 81 worked in claims processing and 17 worked in policy administration. The Company expects to realize savings of approximately $5.1 million in annual payroll costs and related expenses as a result of this transition and reduction in its workforce.

However, the Company continues to provide policy administration, claims administration and data processing services in connection with BIG’s flood insurance line of business, with no change in the existing fee structure. In addition, pursuant to the Amended Service Agreement, the Company continues to provide BIG with IT hosting and support services for a fixed monthly fee. The Company also continues to provide BIG with various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business. For the foregoing services, BIG pays the Company a monthly fee based upon a percentage of the direct written premium for each line of business (except if provided in connection with BIG’s flood insurance line, where no additional fee will be imposed over that mentioned above). With respect to the service fees payable in connection with BIG’s personal (i.e., automobile and homeowners) and commercial insurance lines of business, the applicable percentage of direct written premium being charged has been reduced to reflect the reduction in the services being provided in connection with such lines of business. If the Amended Service Agreement had been in effect as of January 1, 2002, the Company’s affiliated outsourcing services revenues for the six months ended June 30, 2002, which were $14.0 million on an actual basis, would have been $6.9 million. Moreover, as previously reported, the Company has recently taken other actions designed to improve the Company’s cost structure, including terminating two facility subleases with BIG and its affiliates effective as of June 30, 2002 and August 28, 2002, respectively. The Company expects to realize cost savings of approximately $725,000 annually as a result of the termination of these two subleases.

The modifications to the Company’s existing Service Agreement with BIG, as well as the corresponding reduction in the Company’s workforce, were approved by the Audit Committee of the Board of Directors of the Company on June 26, 2002.

Effective August 12, 2002, the Company amended the Amended Service Agreement with BIG. Pursuant to this amendment, the Company will provide additional IT support services to BIG. In return for providing these services, the Company will receive not less than approximately $876,000 annually in fees from BIG, which is a minimum amount based upon the estimated IT usage by BIG of the Company’s services. In addition, the Company has agreed to hire eleven persons previously employed by BIG, at an anticipated annualized cost of approximately $764,000. The foregoing modifications to the Amended Service Agreement, as well as the corresponding workforce additions, were approved by the Audit Committee of the Board of Directors of the Company on August 14, 2002.

The foregoing description of the Amended Service Agreement is qualified in its entirety by reference to (1) the Insurance Administration Services Agreement previously filed as Exhibit 10.71 to the Annual Report on Form 10-K/A for the year ended December 31, 2001 filed by the Company on April 9, 2002, (2) the First Addendum to Insurance Administration Services Agreement, dated July 1, 2002, previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 10, 2002, and (3) the Second Amendment to Insurance Administration Services Agreement, effective August 12, 2002, included as Exhibit 10.3 to this Quarterly Report on Form 10-Q, and incorporated by reference herein.

Pursuant to the December 2001 sale of Geotrac, the Company entered into a Flood Zone Determination Service Agreement pursuant to which Geotrac will provide the Company with flood zone determination services for up to ten years at pricing management of the Company currently considers to be favorable. The parties changed the start date for when the Agreement’s new pricing goes into effect to May 17, 2002. The fair value of $2,189,090 assigned to this service agreement will be amortized over the 10-year contract period commencing May 17, 2002 using a method that approximates the Company’s projected annual requirements of flood zone determinations, adjusted for actual usage. The amortization expense related to this Flood Zone Determination Service Agreement for the second quarter of 2002 is approximately $101,000.

As previously announced, the Company intends to commence shortly a cash tender offer for all of the presently outstanding shares of its common stock, $0.01 per share (“Common Stock”), at a price of $3.08 per share, net to the seller in cash. The offer will be conditioned upon at least a majority of the shares of Common Stock not held by the BIG Group (as hereinafter defined) being tendered and other closing conditions typical for this type of transaction. Pursuant to the BIG Agreement, each member of the BIG Group and each of their affiliates and subsidiaries has agreed not to tender the shares of Common Stock owned by it in response to the tender offer to be made by the Company.

The offer is to be made pursuant to an Agreement and Plan of Merger, dated August 15, 2002 (the “BIG Agreement”), by and among the Company, Bankers Insurance Group, Inc. (“BIG”), Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and Bankers Management Corporation (“Acquisition Corp.”). BIC is a wholly-owned subsidiary of BIG and BSIC is a jointly-owned subsidiary of BIG and BIC. BIG, BIC and BSIC constitute the “BIG Group.” Acquisition Corp. is a Florida corporation wholly-owned by BIC and BSIC and formed solely for purposes of consummating the Merger (as hereinafter defined). As of the date hereof, the members of the BIG Group collectively own approximately 68.0% of the outstanding shares of Common Stock. Pursuant to the BIG Agreement, the Company will loan BIG and/or Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the insurance flood book of BUI. All amounts due under the Line of Credit will be due July 31, 2003; monthly interest-only payments will be due prior to maturity.

Pursuant to the BIG Agreement, if the tender offer is consummated, Acquisition Corp. will be merged with and into the Company, the Company will continue its corporate existence and the separate corporate existence of Acquisition Corp. will cease (the “Merger”). When the Merger is consummated, any outstanding shares of Common Stock not tendered in the tender offer (other than shares held by the BIG Group or by shareholders who have properly perfected their dissenter’s rights under Florida law) will be cancelled and converted into the right to receive $3.08 in cash or any higher price per share paid in the tender offer. After the tender offer is completed but either before or after the Merger, the Company intends to deregister the Common Stock under the Securities Exchange Act of 1934, as amended, and delist the Common Stock from trading on the OTC Bulletin Board.

The Company has 12,276,063 shares of Common Stock outstanding. The members of the BIG Group currently own 8,349,884 shares of Common Stock, representing approximately 68.0% of the outstanding shares of Common Stock. The funding of the transaction is expected to come from cash currently held by the Company (see “Item 5. Other Information”).

Based upon the review and recommendation of the Special Committee comprised of the Company’s independent directors, the Company’s Board of Directors approved the BIG Agreement, the tender offer and the Merger. The Special Committee is comprised of John A. Grant, William D. Hussey, John S. McMullen (Chair), and E. Ray Solomon. (Mr. Hussey was not in attendance, and did not vote, at either the Special Committee meeting or the Board of Directors meeting at which such actions were taken.) The Special Committee’s recommendation and the Board’s approval are based on a number of factors, including the opinion of Houlihan Lokey Howard & Zukin Financial Advisors, Inc., the financial advisor to the Special Committee, that the $3.08 per share consideration is fair from a financial point of view to the Company’s shareholders (other than the members of the BIG Group and their affiliates).

The foregoing discussion of the BIG Agreement is qualified in its entirety by reference to the complete copy of the BIG Agreement included as Exhibit 2.1 to this Quarterly Report and incorporated herein by reference.

The tender offer will commence shortly and will be made only by an offer to purchase and other offering documents, copies of which will be filed with the Securities and Exchange Commission and mailed to Company shareholders. Investors and shareholders are strongly advised to read the tender offer documents when they become available, because they will contain important information about the Company’s present and future operations. Investors and security holders may obtain a free copy of these documents (when available) and other documents filed by the Company at the SEC’s web site at http://www.sec.gov. The tender offer documents and related materials may be obtained for free by directing such requests to the information agent to be designated for the tender offer.

As part of the BIG Agreement, the Company has agreed to lend up to $7.0 million to BIG and/or BUI pursuant to a Credit and Security Agreement (the “Credit Agreement”) and a related Revolving Line of Credit Master Promissory Note (the “Note”). Pursuant to the Credit Agreement and the Note, the Company has established the Line of Credit in favor of BIG and BUI in the amount of up to $7.0 million. As of the date hereof, the principal amount outstanding under the Line of Credit is $3.6 million, although BIG has indicated to the Company that it will draw additional amounts, as needed, shortly after this filing. Amounts borrowed under the Line of Credit are to be used by BIG exclusively (i) to payoff a $5,000,000 loan and other indebtedness outstanding from BIG to AMS Staff Leasing and (ii) for other working capital needs of BIG, as determined from time to time by BIG. As part of this loan negotiation, BIG has assured the Company that it will keep its service fee payments to the Company current as per the terms of the Company’s service agreement with BIG.

Pursuant to the Credit Agreement and the Note, interest is payable monthly on amounts outstanding under the Line of Credit at an annual rate equal to 10.75%. The Note further provides that the Line of Credit will expire on July 31, 2003, unless repaid in full prior to such time or otherwise terminated pursuant to the terms of the Note.

The Line of Credit is secured by a first lien security interest in all accounts and contract rights of BUI, with insurance agents (including but not limited to general agents with respect to the sale of federal flood insurance) (collectively, the “Flood Book”). BUI currently is a Florida general insurance agent for First Community Insurance Company, a New York insurance company licensed in all fifty states, and for BIC, which is a Florida insurance company licensed in approximately 30 states and a wholly-owned subsidiary of BIG. As of the date of this Quarterly Report, the Company believes the fair market value of the Flood Book exceeds the aggregate principal amount of the Line of Credit.

The foregoing description of the Line of Credit is qualified in its entirety by reference to the Credit Agreement, the Note, the Collateral Assignment of Flood Book and the Further Assurances and Compliance Agreement included as Exhibits 10.4 through 10.7 to this Quarterly Report and incorporated herein by reference.

As previously reported, on January 30, 2002, the Board of Directors of the Company appointed a Special Committee, consisting of the Company’s five independent directors, to evaluate possible strategic alternatives for the Company. On April 24, 2002, the Board of Directors approved the following compensation for members of the Special Committee, retroactive to the formation of the Special Committee in January 2002. Each member is paid a flat fee of $1,000 per meeting attended. In addition, the Chairman of the Committee, John S. McMullen, was to be paid a monthly fee of $5,000 through June 2002, at which time the Board was to reevaluate this fee. The Board reviewed this matter as such and voted to continue Mr. McMullen’s fee payments until such time that the Special Committee is eliminated. Although no assurances can be given as to the Special Committee’s duration, it is expected that this Committee will be through with its business, and therefore eliminated, on or about September 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of August 15, 2002, by and among Bankers Insurance Group, Inc., Bankers Insurance Company, Bankers Security Insurance Company, Bankers Management Corporation and Insurance Management Solutions Group, Inc.

10.1	First Amendment to Insurance Administration Services Agreement, effective July 1, 2002, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company.*

10.2	Insurance Administration Services Agreement, dated March 22, 1999, by and between Insurance Management Solutions, Inc. and First Insurance Company of Hawaii, Ltd. (including Addendums thereto dated January 30, 2000 and July 26, 2002).

10.3	Second Amendment to Insurance Administration Services Agreement, effective August 12, 2002, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company.

10.4	Credit and Security Agreement, dated and effective August 15, 2002, between Insurance Management Solutions Group, Inc., as Lender, and Bankers Insurance Group, Inc. and Bankers Underwriters, Inc., as Borrower.

10.5	Revolving Line of Credit Master Promissory Note, dated August 15, 2002, by Bankers Insurance Group, Inc. and Bankers Underwriters, Inc. in favor of Insurance Management Solutions Group, Inc.

10.6	Collateral Assignment of Flood Book, dated and effective August 15, 2002, by Bankers Underwriters, Inc. in favor of Insurance Management Solutions Group, Inc.

10.7	Further Assurance and Compliance Agreement, dated August 15, 2002, between Bankers Insurance Group, Inc., Bankers Underwriters, Inc. and Insurance Management Solutions Group, Inc.

99.1	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350

99.2	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350

*	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2002, and incorporated by reference herein.

     b) Reports on Form 8-K

The Company filed two current reports on Form 8-K during the three months ended June 30, 2002:

     (1)  On June 13, 2002, the Company filed a Current Report on Form 8-K to report: (i) receipt of payment in full of all amounts due and owing (approximately $5.0 million) from Bankers Insurance Group, Inc. (including its subsidiaries, “BIG”), the Company’s principal customer and majority shareholder, under a short-term secured line of credit; (ii) actions taken to terminate two facility subleases the Company has in place with Bankers Financial Corporation, the parent corporation of BIG, and to consolidate the Company’s operations into leased space the Company already utilizes; and (iii) the resignation of Alejandro M. Sanchez as a director of the Company effective May 21, 2002.

     (2)  On July 10, 2002, the Company filed a Current Report on Form 8-K to report: (i) the resignation of David K. Meehan as Chairman of the Board of Directors of the Company, effective as of July 1, 2002; (ii) the appointment of David M. Howard as Chairman of the Board of Directors of the Company, effective July 1, 2002; and (iii) the amendment, effective July 1, 2002, of the Company’s existing Administration Services Agreement, effective October 1, 2001, with BIG.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2002		INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (Registrant)

	By:	/s/ DAVID M. HOWARD

David M. Howard Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ANTHONY R. MARANDO

Anthony R. Marando Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of August 15, 2002, by and among Bankers Insurance Group, Inc., Bankers Insurance Company, Bankers Security Insurance Company, Bankers Management Corporation and Insurance Management Solutions Group, Inc.

10.1	First Amendment to Insurance Administration Services Agreement, effective July 1, 2002, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company.*

10.2	Insurance Administration Services Agreement, dated March 22, 1999, by and between Insurance Management Solutions, Inc. and First Insurance Company of Hawaii, Ltd. (including Addendums thereto dated January 30, 2000 and July 26, 2002).

10.3	Second Amendment to Insurance Administration Services Agreement, effective August 12, 2002, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company.

10.4	Credit and Security Agreement, dated and effective August 15, 2002, between Insurance Management Solutions Group, Inc., as Lender, and Bankers Insurance Group, Inc. and Bankers Underwriters, Inc., as Borrower.

10.5	Revolving Line of Credit Master Promissory Note, dated August 15, 2002, by Bankers Insurance Group, Inc. and Bankers Underwriters, Inc. in favor of Insurance Management Solutions Group, Inc.

10.6	Collateral Assignment of Flood Book, dated and effective August 15, 2002, by Bankers Underwriters, Inc. in favor of Insurance Management Solutions Group, Inc.

10.7	Further Assurance and Compliance Agreement, dated August 15, 2002, between Bankers Insurance Group, Inc., Bankers Underwriters, Inc. and Insurance Management Solutions Group, Inc.

99.1	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350

99.2	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350

*	Indicates document incorporated herein by reference.

E-1