Form 10-Q
period 2002-09-30
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2002-11-14
CIK 1063167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission File Number: 000-25273

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC

(Exact name of registrant as specified in its charter)

Florida	59-3422536

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

801 94th Avenue North, St. Petersburg, Florida	33702

(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class: Common Stock, $.01 par value	Outstanding as of November 12, 2002: 12,276,063

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, beliefs, intentions, or strategies regarding the future. Words such as “expects,” “intends,” variations of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding, among other things: (i) the Company’s proposed self-tender offer and a possible transaction with a third-party acquiror; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s operating strategies; (iv) changes in the business and/or financial condition of the Company’s clients; (v) the ability of Bankers Insurance Group, Inc. (“BIG”) and its affiliates to repay outstanding obligations to the Company; (vi) the proposed transaction between BIG and Fidelity National Financial, Inc. (“FNF”); (vii) potential increases in the Company’s costs; (viii) the impact of general economic conditions on the demand for the Company’s services; (ix) the impact of changes in existing service agreements; (x) the outcome of certain litigation involving the Company; (xi) the outcome of certain administrative proceedings involving the Company’s principal customer; (xii) the ability to achieve expected expense reductions as a result of management initiatives; and (xiii) the Company’s liquidity and capital resources. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are uncertainties regarding economic conditions and the market as those affect both the Company and BIG, other uncertainties regarding BIG (including its subsidiaries), its business and financial condition, uncertainties relating to the proposed self-tender offer, the Company’s discussions with a potential third-party acquiror and the proposed transaction between BIG and FNF, uncertainties relating to litigation pertaining to the proposed self-tender offer, the factors detailed in Part I, Item 2, and Part II, Item 5 of this report and the risk factors set forth under the caption “Item 1. Business — Risk Factors” in the Company’s Annual

-i-

Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. Prospective investors should also consult the risks described from time to time in the Company’s Reports on Form 10-Q, 8-K and 10-K.

-ii-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2001	2002

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$20,095,808	$14,383,352

Accounts receivable, trade — affiliates	4,716,172	4,135,101

Accounts receivable, trade — net	875,297	1,034,772

Prepaid expenses and other assets	883,729	887,598

Note receivable — affiliate	5,026,541	6,655,812

Income taxes recoverable	—	1,675,287

Total current assets	31,597,547	28,771,922

PROPERTY AND EQUIPMENT, NET	3,942,712	2,751,210

OTHER ASSETS

Goodwill, net	2,250,409	2,250,409

Service contract	2,189,090	1,932,742

Capitalized software costs, net	564,793	236,828

Deferred tax assets	429,329	404,229

Other	25,600	18,100

Total assets	$40,999,480	$36,365,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable, trade	$1,272,921	$675,182

Employee related accrued expenses	1,546,078	1,373,283

Other accrued expenses	2,352,487	2,295,103

Income taxes payable	1,418,415	—

Total current liabilities	6,589,901	4,343,568

SHAREHOLDERS’ EQUITY

Preferred Stock, $.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—

Common Stock, $.01 par value; 100,000,000 shares authorized, 12,276,063 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	122,760	122,760

Additional paid-in capital	26,394,438	26,504,605

Retained earnings	7,892,381	5,394,507

Total shareholders’ equity	34,409,579	32,021,872

Total liabilities and shareholders’ equity	$40,999,480	$36,365,440

         The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

REVENUES

Outsourcing services-affiliated	$9,494,164	$4,134,223	$31,225,405	$18,116,331

Outsourcing services	10,385,473	2,963,934	15,322,563	7,464,990

Total revenues	19,879,637	7,098,157	46,547,968	25,581,321

EXPENSES

Cost of outsourcing services	14,644,604	5,281,080	32,166,645	21,414,604

Selling, general and administrative	2,004,974	2,373,719	5,297,453	6,035,864

Management services from parent	490,981	92,839	1,142,984	400,023

Depreciation and amortization	719,011	752,554	2,258,495	2,120,860

Total expenses	17,859,570	8,500,192	40,865,577	29,971,351

OPERATING INCOME/(LOSS)	2,020,067	(1,402,035)	5,682,391	(4,390,030)

OTHER INCOME/(EXPENSE):

Interest income	99,963	147,782	182,054	422,056

Interest expense	(2,481)	—	(5,736)	—

Total other income	97,482	147,782	176,318	422,056

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	2,117,549	(1,254,253)	5,858,709	(3,967,974)

PROVISIONS/(BENEFIT) FOR INCOME TAXES	532,782	(458,700)	1,977,182	(1,470,100)

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	1,584,767	(795,553)	3,881,527	(2,497,874)

INCOME FROM OPERATIONS OF DISCONTINUED OPERATIONS, NET OF TAX	196,217	—	1,539,460	—

NET INCOME/(LOSS)	$1,780,984	$(795,553)	$5,420,987	$(2,497,874)

Earnings/(loss) per common share:

Income/(loss) from continuing operations	$.12	$(.06)	$.30	$(.20)

Income from discontinued operations	.02	—	.12	—

NET INCOME/(LOSS) PER COMMON SHARE	$.14	$(.06)	$.42	$(.20)

Weighted average common shares outstanding	12,800,261	12,276,063	12,800,261	12,276,063

         The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total

Balance at December 31, 2000	$128,002	$27,545,901	$5,438,685	$33,112,588

Compensation expense for stock options issued to non-employees	—	180,000	—	180,000

Common stock reacquired in Geotrac
sale	(5,242)	(1,331,463)	—	(1,336,705)

Net income	—	—	2,453,696	2,453,696

Balance at December 31, 2001	122,760	26,394,438	7,892,381	34,409,579

Compensation expense for stock options issued to non-employees (unaudited)	—	110,167	—	110,167

Net loss (unaudited)	—	—	(2,497,874)	(2,497,874)

Balance at September 30, 2002 (unaudited)	$122,760	$26,504,605	$5,394,507	$32,021,872

         The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Income/(loss) from continuing operations	$3,881,526	$(2,497,874)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Depreciation and amortization	2,203,824	2,120,860

Loss on disposal of property and equipment	19,334	82,536

Compensation expense related to non-employee stock options	135,000	110,167

Deferred income taxes, net	(46,577)	25,100

Changes in assets and liabilities:

Accounts receivable, trade	98,353	(159,475)

Accounts receivable, trade — Geotrac	692,806	—

Accounts receivable, trade — affiliates	(1,935,283)	581,071

Income taxes recoverable	—	(1,675,287)

Prepaid expenses and other current assets	126,616	(3,869)

Other assets	—	7,501

Accounts payable, trade	(629,080)	(597,739)

Employee related accrued expense	134,072	(172,795)

Other accrued expenses	1,151,125	(57,384)

Income taxes payable	1,632,188	(1,418,415)

Net cash provided by/(used in) operating activities	7,463,904	(3,655,603)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(1,637,911)	(427,582)

Issuance of notes receivable	(4,639,858)	(1,629,271)

Collection of notes receivable — Geotrac	1,198,929	—
Dividend received from Geotrac	200,000	—

Net cash used in investing activities	(4,878,840)	(2,056,853)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt	(185,289)	—

Net cash used in financing activities	(185,289)	—

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,399,775	(5,712,456)

CASH AND CASH EQUIVALENTS, beginning of period	2,391,103	20,095,808

CASH AND CASH EQUIVALENTS, end of period	$4,790,878	$14,383,352

         The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS

Insurance Management Solutions Group, Inc. (together with its subsidiaries, the “Company”) is a holding company that was incorporated in the State of Florida in December 1996 by its parent, Bankers Insurance Group, Inc. (“BIG”). Historically, the Company has operated in two principal business segments: providing outsourcing services to the property and casualty insurance industry, with an emphasis on flood insurance; and providing flood zone determinations primarily to insurance companies and financial institutions. The Company’s outsourcing services, which are provided by its wholly-owned subsidiaries, Insurance Management Solutions, Inc. (“IMS”) and Colonial Claims Corporation (“Colonial”), include for IMS: policy and claims administration (policy issuance, billing and collection) and information technology (“IT”) services; and for Colonial: claims adjusting and processing. The Company’s flood zone determination services had been provided by Geotrac of America, Inc. (“Geotrac”), a wholly-owned subsidiary of the Company, until December 28, 2001, when it was sold. With the disposition of Geotrac, which is reported as discontinued operations herein, Colonial became a separate reportable segment for financial statement reporting purposes (see Note 7).

The Company is substantially dependent on the business of its affiliated insurance companies under the common control of BIG, as the Company derives a substantial portion of its revenue from outsourcing services provided to these affiliated companies and BIG. During the nine months ended September 30, 2002, the Company experienced a reduction in outsourcing services revenue due primarily to lack of storm related activity which often occurs during the second and third quarters of the year. Through June 30, 2002, the Company experienced reduced personal line premium production by BIG. Consequently, the Company has focused on implementing cost reduction measures and eliminating support or service expenses associated with the provision of services to BIG.

In addition, the Company amended its existing Administration Services Agreement, effective October 1, 2001, with BIG (the “Service Agreement” and, as amended, the “Amended Service Agreement”), such that, as of July 1, 2002, the Company no longer provides policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business. The Company will continue to provide policy administration, claims administration and data processing services in connection with BIG’s flood insurance line of business, with no change in the existing fee structure. In addition, pursuant to the Amended Service Agreement, the Company will continue to provide BIG with IT hosting and support services for a fixed monthly fee. The Company will also continue to provide BIG with various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business. Also effective July 1, 2002, in connection with the foregoing modifications to the Service Agreement, the Company terminated 98 employees, or approximately 28% of its total workforce. Of these employees, 81 worked in claims processing and 17 worked in policy administration. The Company expects to realize savings of approximately $5.1 million in annual payroll costs and related expenses as a result of this reduction in its workforce. As part of the foregoing transfer of certain policy administration and claims processing to BIG, the Company agreed to pay BIG approximately $301,000 to cover estimated processing costs for claims to be processed. BIG ceased writing new automobile insurance during the third quarter of 2002.

Effective August 12, 2002, the Company amended the Amended Service Agreement. Pursuant to this amendment, the Company provides additional IT support services to BIG. In return for providing these services, the Company will receive not less than approximately $876,000 annually in fees from BIG, which is a minimum amount based upon estimated IT usage of the Company’s services. In addition, the Company has agreed to hire eleven persons previously employed by BIG, at an anticipated annualized cost of approximately $764,000.

Subsequent to July 1, 2002, the Company further reduced its staff by an additional 38 employees. These staff reductions were primarily in the areas of policy administration, claims processing and administration, and are expected to save the Company approximately $1.4 million on an annual basis.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Insurance Management Solutions Group, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that should be expected for a full fiscal year.

Discontinued Operations

Geotrac represents discontinued operations and, accordingly, the discontinued segment’s net assets are recorded separately at September 30, 2001. Likewise, the Geotrac results of operations are excluded from continuing operations for all periods presented.

Reclassifications

Exclusive of the separate presentation of continuing and discontinued operations, certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

New Accounting Policies

Effective as of January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) 142, Goodwill and Intangible Assets, and 144, Accounting for the Impairment or Disposal of Long Lived Assets. In connection with the adoption of SFAS 142, Goodwill and Intangible Assets, the Company retained an independent third-party investment banking firm to conduct an analysis of its goodwill valuation at January 1, 2002. Under SFAS 142, the impact, exclusive of the non-amortization of goodwill, would have been recognized as a January 1, 2002 cumulative effect change in accounting principle. However, the valuation determined that no impairment of the Company’s goodwill existed as of January 1, 2002. As of September 30, 2002, management’s assessment of the Company’s goodwill is that no impairment exists.

Proforma results of operations for the three-month and nine-month periods ended September 30, 2002 for the non-amortization provisions of SFAS 142 in those periods compared to the same periods for 2001 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002
	(Proforma)		(Proforma)

Reported income/(loss) from continuing operations	$1,584,767	$(795,553)	$3,881,527	$(2,497,874)
Add: Goodwill amortization, net of tax, $0	33,094	—	99,283	—

Adjusted income/(loss) from continuing operations	$1,617,861	$(795,553)	$3,980,810	$(2,497,874)

Reported net income/(loss)	$1,780,984	$(795,553)	$5,420,987	$(2,497,874)

Add: Goodwill amortization (including $243,321 and $729,964 pre-tax related to discontinued operations, net of tax of $90,000 and $270,000)	186,415	—	559,247	—

Adjusted net income/(loss)	$1,967,399	$(795,553)	$5,980,234	$(2,497,874)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002
	(Proforma)		(Proforma)

Reported income/(loss) from continuing operations per share	$.12	$(.06)	$.30	$(.20)

Add: Goodwill amortization per share	—	—	.01	—

Adjusted income/(loss) from continuing operations per share	$.12	$(.06)	$.31	$(.20)

Reported net income/(loss) per share	$.14	$(.06)	$.42	$(.20)

Add: Goodwill amortization per share (including $.01 and $.04 per share related to discontinued operations, net of tax)	.01	—	.04	—

Adjusted net income/(loss) per share	$.15	$(.06)	$.46	$(.20)

Weighted average common shares outstanding	12,800,261	12,276,063	12,800,261	12,276,063

In addition, effective January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. The adoption of SFAS 144 had no impact on the Company’s results of operations or financial condition for the nine-month period ended September 30, 2002.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share, which represents both basic and diluted earnings per share (“EPS”), is computed by dividing net income/(loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002
	(Proforma)		(Proforma)

Numerator:

Net income/(loss)	$1,780,984	$(795,553)	$5,420,987	$(2,497,874)

Denominator:

Weighted average number of common Shares used in basic EPS	12,800,261	12,276,063	12,800,261	12,276,063

Diluted stock options	—	—	—	—

Weighted average number of common shares and diluted potential common shares used in diluted EPS	12,800,261	12,276,063	12,800,261	12,276,063

As of September 30, 2001 and 2002, options to purchase 548,500 and 306,000 shares, respectively, of Common Stock were outstanding but were not included in the computation of diluted earnings per share, as the inclusion of such shares would have an anti-dilutive effect.

NOTE 3. DISCONTINUED OPERATIONS

Effective December 28, 2001 and with shareholder approval, the Company sold Geotrac pursuant to a Stock Purchase Agreement dated September 30, 2001, as amended December 26, 2001, to Geotrac Holdings, Inc.

(“Holdings”). Holdings is a corporation formed by Geotrac’s President and his spouse. The consideration received by the Company included $19.0 million in cash and 524,198 shares of the Company’s Common Stock (valued at $1,336,705 based on a quoted market price of the Company’s Common Stock of $2.55 per share as of December 27, 2001) beneficially held by Geotrac’s President and his spouse. In addition, the Company entered into a Flood Zone Determination Service Agreement with Geotrac pursuant to which Geotrac will provide the Company with flood zone determination services for up to ten years at pricing management of the Company currently believes is favorable. The Company valued the Flood Zone Determination Service Agreement at approximately $2,189,090, as supported by an independent third-party investment banking firm’s valuation. As a result of this sale, the Company has no restricted net assets that affect retained earnings for the period ended September 30, 2002.

GEOTRAC’S CONDENSED STATEMENT OF INCOME

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Flood zone determination services	$4,927,464	$14,754,429

Flood zone determination services-affiliated	339,659	892,804

Total revenues	5,267,123	15,647,233

Cost of flood zone determination services	2,606,756	7,167,450

Selling, general and administrative	1,260,030	3,510,723

Management services from Parent	8,008	44,522

Depreciation and amortization	583,104	1,768,239

Total expenses	4,457,898	12,490,934

Operating income	809,225	3,156,299

Other income/(expense), net	1,624	6,189

Provision for income taxes	614,632	1,623,028

Income from discontinued operations	$196,217	$1,539,460

SUPPLEMENTAL DISCLOSURE OF GEOTRAC’S CASH FLOW INFORMATION
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Operating activities:

Net cash provided by	$4,773,682

Investing activities:

Net cash used in	(2,953,666)

Financing activities:

Net cash used in	(992,351)

Net increase in cash	827,665

Cash at beginning of period	2,801,058

Cash at end of period before sale	$3,628,723

NOTE 4. COMMITMENTS AND CONTINGENCIES

Since the announcement in August 2002 of the Company’s intention to commence a cash tender offer for all presently outstanding publicly-held shares of its Common Stock, $.01 par value (“Common Stock”), at a price of $3.08 per share, net to the Seller in cash (the “Offer”), three alleged shareholders of the Company, each on behalf of a putative class consisting of the Company’s current public shareholders, have filed lawsuits against, among others, the Company and the Company’s current directors challenging the proposed Offer. Although the Company believes these lawsuits are without merit and intends to vigorously defend them, no assurances can be given with respect to the outcomes thereof. Moreover, such litigation could have a material adverse effect on the Company’s business, financial condition and results of operation and could adversely affect the Company’s ability to consummate the Offer or any other transaction. See “Part II  —  Item 1. Legal Proceedings.”

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

The case had been set for trial during the trial term commencing May 5, 2003. On August 6, 2002, the plaintiff offered to accept, in full settlement of the litigation as to all defendants, payment of $2.1 million to the putative plaintiff class. On August 14, 2002, the Company’s Board of Directors voted to accept this offer, and the issuer of the Company’s applicable Directors and Officers and Company Reimbursement insurance policy has agreed to pay this amount to the plaintiff class. The settlement was also approved by BIG and by the other defendants represented by the Company’s law firm. The parties to the litigation have negotiated and signed a Memorandum of Understanding (“MOU”) of the principal material settlement terms. The Company’s insurer will pay $2.1 million to the plaintiff class in full settlement of the litigation. In addition, the settlement is contingent upon approval by Judge Lazzara, following notice to the members of the plaintiff class of, and a hearing on, the proposed settlement terms. The Company believes that the material allegations of the complaint are without merit, but has elected to settle the litigation to avoid the time, expense and risks associated with continuing the litigation. No assurances can be given, if the settlement is not consummated, with respect to the outcome of the litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company continues to review the adequacy of a reserve it established prior to January 1, 2002 for a settlement accrual of $800,000 relating to an unaffiliated third-party customer contract with a former customer that was terminated in 2000 and for which no settlement has yet been reached with this former customer. No discussions between the Company and this customer have taken place since October 2000. On November 6, the Company received a letter from the Deputy Insurance Commissioner of the Commonwealth of Pennsylvania, on behalf of the former customer. This letter notified the Company that the liquidator for this former customer disavows and terminates the Insurance Administration Services Agreement between Insurance Management Solutions, Inc. and this former customer. The Company is currently evaluating the impact of this correspondence, although no assurances can be given as to its ultimate resolution or the terms thereof.

Except for the liability established for severance payments to a former officer of the Company, which was recorded as of September 30, 2002, the Company has no other liabilities or reserves required to be recorded resulting from the Company’s cost reduction efforts.

NOTE 5. SUBSEQUENT EVENTS

On October 15, 2002, BIG and Fidelity National Financial, Inc. (“FNF”) announced that they have entered into a definitive agreement pursuant to which FNF is to acquire First Community Insurance Company, a subsidiary of BIG and a fifty-state licensed insurance carrier (“FCIC”), and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, BIC, Bankers Security Insurance Company (“BSIC”) and FCIC. The transaction involves more than 360,000 flood insurance policies originated through a nationwide network of 10,000 independent agents in conjunction with the National Flood Insurance Program (“NFIP”). The closing of such transaction is subject to certain regulatory approvals and other conditions, including certain revisions to the existing Insurance Administration Services Agreement between the Company and BIG, BIC, BSIC and FCIC. The Company will continue to provide flood policy administration and claim services to FNF upon the closing of such transaction.

In late October 2002, the Company was contacted by a third party potentially interested in acquiring the Company or its business. Thereafter, the Special Committee of the Company’s Board of Directors determined that it is appropriate to further investigate this possibility prior to proceeding with the Company’s previously announced intent to commence the Offer. (The Offer would be conditioned upon at least a majority of the shares of Common Stock not held by two subsidiaries of BIG, BIC and BSIC (collectively with BIG, the “BIG Group”), being tendered and other closing conditions typical for this type of transaction.) Discussions between the Company and this third party are ongoing. No assurances can be given, however, as to whether the discussions with this third party will result in an acceptable offer for the Company or its business.

As part of its evaluation of the potential third-party transaction, the Company also intends to further consider the implications of the aforementioned announced agreement between FNF and BIG. The closing of such transaction is subject to certain regulatory approvals and other conditions, including certain revisions to the existing Insurance Administration Services Agreement between the Company and BIG (including certain of its subsidiaries). As mentioned above, the Company will continue to provide flood policy administration and claim services to FNF upon the closing of such transaction.

On October 30, 2002, the Company entered into a Settlement Agreement and Release with a former shareholder who exercised dissenter’s rights under applicable Florida law in connection with the sale of Geotrac in December 2001. Pursuant to this agreement, the Company paid the dissenting shareholder $97,500, or $3.25 per share, for the 30,000 shares of Common Stock formerly owned thereby.

NOTE 6. LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity consist of cash on-hand, cash flows from operations, and cash proceeds from the sale of the Company’s Geotrac subsidiary in late December 2001. The Company received net cash proceeds of approximately $18.2 million as a result of the sale of its Geotrac subsidiary in late December 2001.

On April 13, 2001, the Company entered into a Commitment Letter with BIG pursuant to which BIG has agreed to advance to the Company, beginning June 1, 2001, up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under their service agreements with the Company. Such advances are available to the Company beginning June 1, 2001 continuing through December 1, 2002 and shall be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter shall constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance. The Company has not drawn upon this advance in 2002, and this has not been, nor does the Company expect this to be, a viable source of funds.

During the nine-month period ended September 30, 2002, the Company experienced an after-tax loss of $2.5 million. Consequently, it has not had a positive cash flow from operations during such period. The Company is substantially dependent on the business of affiliated insurance companies under the common control of BIG, as the Company derives a substantial portion of its revenue from outsourcing services provided to these affiliated companies of BIG. During the nine months ended September 30, 2002, the Company experienced a reduction in outsourcing services revenue due primarily to continued reduced premium production by BIG and its affiliated insurance companies, coupled with a lack of storm-related activity which often occurs during the second and third quarters of each year. The Company anticipates that the downward trend will continue for the remainder of 2002. As a result, based upon currently forecasted results of operations, the Company does not expect positive cash flows from operations for the remainder of 2002.

In August 2002 the Company announced an intention to commence the Offer at a price of $3.08 per share, net to the seller in cash. The Offer will be conditioned upon at least a majority of the shares of Common Stock not held by the BIG Group being tendered and other closing conditions typical for this type of transaction. The Offer is to be made pursuant to an Agreement and Plan of Merger, dated August 15, 2002 (the “BIG Agreement”), by and among the Company, BIG, BIC, BSIC and Bankers Management Corporation (“Acquisition Corp.”). BIC is a wholly-owned subsidiary of BIG and BSIC is a jointly-owned subsidiary of BIG and BIC. BIG, BIC and BSIC constitute the “BIG Group.” Acquisition Corp. is a Florida corporation wholly-owned by BIC and BSIC and formed solely for purposes of consummating the Merger (as hereinafter defined). As of the date hereof, the members of the BIG Group collectively own approximately 68.0% of the outstanding shares of Common Stock. Pursuant to the BIG Agreement, the members of the BIG Group have agreed not to tender the shares of Common Stock owned thereby pursuant to the Offer. Pursuant to the BIG Agreement, the Company is obligated to loan BIG and/or Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the insurance flood book of BUI. At September 30, 2002 the amount drawn on this Line of Credit was $6.6 million. All amounts due under the Line of Credit will be due July 31, 2003; monthly interest-only payments will be due prior to maturity.

In late October 2002, the Company was contacted by a third party potentially interested in acquiring the Company or its business. Thereafter, the Special Committee of the Company’s Board of Directors determined that it is appropriate to further investigate this possibility. (The Offer would be conditioned upon at least a majority of the shares of Common Stock not held by two subsidiaries of BIG, BIC and BSIC (collectively with BIG, the “BIG Group”), being tendered and other closing conditions typical for this type of transaction.) Discussions between the Company and this third party are ongoing. No assurances can be given, however, as to whether the discussions with this third party will result in an acceptable offer for the Company or its business.

Based on the foregoing, as well as the actions of the Special Committee of the Board of Directors of the Company as described in “Part II — Item 5. Other Information,” the Company expects cash on hand and cash from operations to be adequate to support its operating cash needs for the foreseeable future, although no assurances can be given in this regard. The foregoing assumes BIG and its affiliates will make timely payment of amounts due the Company under the terms of the Amended Service Agreement. As of the date of this report, BIG owes the Company a past due total of $2.4 million under the Amended Service Agreement. If such payments are not brought current and BIG does not thereafter continue to pay amounts due under the Amended Service Agreement on a timely basis, it could have a material adverse effect on the Company’s business, financial condition, and results of operations, and could adversely impact the Company’s ability to commence the Offer.

NOTE 7. SEGMENT INFORMATION

	Outsourcing	Services -	Intercompany
	Services -	Claims	Eliminations	Consolidated
	Administration	Adjusting	And Other	Totals

Three Months Ended September 30, 2001

Operating revenues-affiliated	$9,491,564	—	$2,600	$9,494,164

Operating revenues-unaffiliated	$2,256,156	$8,129,317	—	$10,385,473

Operating income/(loss)	$124,741	$1,895,326	—	$2,020,067

Interest expense	$2,481	—	—	$2,481

Depreciation and amortization	$675,373	$43,638	—	$719,011

Identifiable assets	$46,685,948	$6,106,867	$(4,359,819)	$48,432,996

Three Months Ended September 30, 2002

Operating revenues-affiliated	$4,134,223	—	—	$4,134,223

Operating revenues-unaffiliated	$1,552,281	$1,411,653	—	$2,963,934

Operating income/(loss)	$(1,606,991)	$204,956	—	$(1,402,035)

Interest expense	—	—	—	—

Depreciation and amortization	$743,445	$9,109	—	$752,554

Identifiable assets	$35,809,895	$5,652,342	$(5,096,797)	$36,365,440

Nine Months Ended September 30, 2001

Operating revenues-affiliated	$31,225,405	—	—	$31,225,405

Operating revenues-unaffiliated	$5,778,030	$9,544,533	—	$15,322,563

Operating income/(loss)	$4,203,405	$1,478,986	—	$5,682,391

Interest expense	$5,736	—	—	$5,736

Depreciation and amortization	$2,129,995	$128,500	—	$2,258,495

Identifiable assets	$46,685,948	$6,106,867	$(4,359,819)	$48,432,996

Nine Months Ended September 30, 2002

Operating revenues-affiliated	$18,116,331	—	—	$18,116,331

Operating revenues-unaffiliated	$3,986,636	$3,478,354	—	$7,464,990

Operating income/(loss)	$(4,629,223)	$239,193	—	$(4,390,030)

Interest expense	—	—	—	—

Depreciation and amortization	$2,090,633	$30,227	—	$2,120,860

Identifiable assets	$35,809,895	$5,652,342	$(5,096,797)	$36,365,440

Outsourcing Services — Administration. Identifiable assets at September 30, 2001 include net assets of discontinued operations of $22,097,996.

Outsourcing Services — Claims Adjusting. Identifiable assets at September 30, 2002 and 2001 include goodwill, net of $2,250,409 and $2,283,504.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements (unaudited) and the notes thereto included in “Item 1. Financial Statements” above.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected operating results of the Company as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

REVENUES

Outsourcing services	100.0%	100.0%	100.0%	100.0%

Total revenues	100.0	100.0	100.0	100.0

EXPENSES

Cost of outsourcing services	73.6	74.5	69.0	83.7

Selling, general and administrative	10.1	33.4	11.4	23.6

Management services from Parent	2.5	1.3	2.5	1.6

Depreciation and amortization	3.6	10.6	4.9	8.3

Total expenses	89.8	119.8	87.8	117.2

Operating income/(loss)	10.2	(19.8)	12.2	(17.2)

Interest income, net	.5	2.1	.4	1.6

Income/(loss) before income taxes and discontinued operations	10.7	(17.7)	12.6	(15.6)

Provision/(benefit) for income taxes	2.7	(6.5)	4.2	(5.7)

Income/(loss) before discontinued operations	8.0	(11.2)	8.4	(9.9)

Income from discontinued operations	1.0	—	3.3	—

Net income/(loss)	9.0%	(11.2)%	11.7%	(9.9)%

OVERVIEW

During the nine months ended September 30, 2002, the Company experienced a reduction in outsourcing services revenue and related losses on an after-tax basis, due in part to a lack of storm-related activity which often occurs during the second and third quarters of the year. In addition, the Company continued to experience a reduction in outsourcing services revenue due to reduced personal line premium production by BIG (including its insurance company affiliates), the Company’s principal customer, through the first six months of 2002, and the decrease in related service fees as referenced below. The Company is currently focused on implementing cost reduction measures and eliminating support or service expenses associated with the provision of services to BIG. Effective July 1, 2002, the Company amended its existing Administration Services Agreement, effective October 1, 2001, with BIG and certain of its insurance affiliates (the “Service Agreement” and, as amended, the “Amended Service Agreement”), such that, as of July 1, 2002, the Company no longer provides policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business. However, the Company continues to provide policy administration, claims administration and data processing services in connection with BIG’s flood insurance line of business, with no change in the existing fee structure. In addition, pursuant to the Amended Service Agreement, the Company continues to provide BIG with IT hosting and support services for a fixed monthly fee. The Company also continues to provide BIG with various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business. Notably, BIG ceased writing new Automobile insurance during the third quarter of 2002.

For the foregoing services, BIG pays the Company a monthly fee based upon a percentage of the direct written premium (“DWP”) for each line of business (except if provided in connection with BIG’s flood insurance line, whereby the Company is paid based upon DWP volumes and incurred losses). With respect to the service fees payable in connection with BIG’s personal (i.e., automobile and homeowners) and commercial insurance lines of business, the applicable percentage of DWP being charged has been reduced to reflect the reduction in the services being provided in connection with such lines of business. If the Amended Service Agreement had been in effect as of January 1, 2002, the Company’s affiliated outsourcing services revenues for the nine months ended September 30, 2002, which were $18.1 million on an actual basis, would have been $10.6 million.

Also effective July 1, 2002, in connection with the foregoing modifications to the Service Agreement, the Company terminated 98 employees, or approximately 28% of its total workforce. Of these employees, 81 worked in claims processing and 17 worked in policy administration. The Company expects to realize savings of approximately $5.1 million in annual payroll costs and related expenses as a result of this reduction in its workforce. Moreover, as previously reported, the Company has recently taken other actions designed to improve the Company’s cost structure, including terminating two facility subleases with BIG and its affiliates effective as of August 28, 2002 and October 31, 2002, respectively. The Company expects to realize cost savings of approximately $725,000 annually as a result of the termination of these two subleases.

Effective August 12, 2002, the Company amended the Amended Service Agreement with BIG. Pursuant to this amendment, the Company provides additional IT support services to BIG. In return for providing these services, the Company will receive not less than approximately $876,000 annually in fees from BIG, which is a minimum amount based upon estimated IT usage of the Company’s services. In addition, the Company hired eleven persons previously employed by BIG, at an anticipated annualized cost of approximately $764,000. The foregoing modifications to the Amended Service Agreement, as well as the corresponding workforce additions, were approved by the Audit Committee of the Board of Directors of the Company on August 14, 2002.

During the quarter ended September 30, 2002, the Company implemented additional staffing cuts that further reduced its workforce by 38 employees. These staff reductions occurred primarily in the areas of policy administration, claims processing and administration, and are expected to save the Company an additional $1.4 million annually.

Management of the Company believes that the foregoing actions, including the implementation of the Amended Service Agreement, are necessary to ensure the Company’s long-term financial viability in light of the anticipated continued downward trend in the amount of DWP generated by BIG’s personal (i.e., automobile and homeowners) and commercial insurance lines of business. Except for the liability established for severance payments to a former officer of the Company, which was recorded as of September 30, 2002, the Company has no other liabilities or reserves required to be recorded resulting from the Company’s cost reduction efforts. No assurances can be given, however, as to the future financial performance of the Company.

On October 15, 2002, BIG and Fidelity National Financial, Inc. (“FNF”) announced that they have entered into a definitive agreement, pursuant to which FNF is to acquire First Community Insurance Company, a subsidiary of BIG and a fifty-state licensed insurance carrier (“FCIC”), and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, BIC, BSIC and FCIC. The transaction involves more than 360,000 flood insurance policies originated through a nationwide network of 10,000 independent agents in conjunction with the National Flood Insurance Program (“NFIP”). The closing of such transaction is subject to certain regulatory approvals and other provisions, including certain revisions to the existing Insurance Administration Services Agreement between the Company and each of BIG, BIC, BSIC and FCIC. The Company will continue to provide flood policy administration and claims services to FNF upon the closing of such transaction.

In late October 2002, the Company was contacted by a third party potentially interested in acquiring the Company or its business. Thereafter, the Special Committee of the Company’s Board of Directors determined that it is appropriate to further investigate this possibility prior to proceeding with the Company’s previously announced intent to commence the Offer (see “Part II—Item 5. Other Information”). Discussions with this third party are ongoing. No assurances can be given, however, as to whether these discussions will result in an acceptable offer for the Company or its business. As part of its evaluation of the potential third-party transaction, the Company also intends to further consider the potential implications of the aforementioned agreement between FNF and BIG.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

Continuing Operations

Outsourcing Services Revenues. Outsourcing services revenues decreased $12.8 million, or 64.3%, to $7.1 million for the three months ended September 30, 2002 from $19.9 million for the corresponding period in 2001. The decrease during this period was primarily attributable to decreased claims processing revenue resulting from the absence of substantial tropical storm activity as compared with 2001, coupled with reduced affiliated homeowner and automobile revenue resulting from the implementation of the Amended Service Agreement with BIG effective July 1, 2002 (see “—Overview” above). Tropical Storm Allison, which storm occurred in June 2001, generated approximately $7.0 million in revenue for the quarter ended September 30, 2001, whereas during the corresponding period of 2002 no major storm activity occurred.

Cost of Outsourcing Services. Cost of outsourcing services decreased $9.3 million, or 63.7%, to $5.3 million for the three months ended September 30, 2002 from $14.6 million for the corresponding period in 2001. As a percentage of outsourcing services revenues, cost of outsourcing services increased slightly to 74.4% for the three-month period ended September 30, 2002 from 73.7% for the corresponding period in 2001. The decrease in the dollar amount of cost of outsourcing services was due primarily to: (i) a $4.8 million decrease in adjuster expense directly resulting from substantially lower revenue generated by the Company’s Colonial Claims subsidiary due to the lack of tropical storm activity during 2002; (ii) a $1.9 million decrease in salary expense due to reductions in IT, Claims, Policy

Administration and Cash Office staff; (iii) a decrease in telephone expenses due to a change of service provider effective in October 2001; and (iv) a decrease in postage expense due primarily to lower auto and homeowner volumes.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $400,000, or 20.0%, to $2.4 million for the three months ended September 30, 2002 from $2.0 million for the corresponding period in 2001. This increase consisted primarily of increased spending of $517,000 on director fees and professional fees and expenses arising from ongoing actions of the Special Committee of the Board of Directors relating to the contemplated Offer and the consideration of other strategic alternatives for the Company. This increase was partially offset by reduced administrative salary expense of approximately $114,000.

Management Services from Parent. Management Services from Parent decreased $398,000, or 81.0%, to $93,000 for the three months ended September 30, 2002 from $491,000 for the corresponding period in 2001. The decrease was related to reduced office lease expense under the new sublease agreement with Bankers Financial Corporation, the parent company of BIG, that took effect in late December 2001, combined with the staffing reductions effective July 1, 2002, which led to reduced leased space expense for the Company.

Interest Income. Interest Income increased 48.0% to $148,000 for the three months ended September 30, 2002 from $100,000 for the corresponding period in 2001. The increase reflected investment income earned on the net cash proceeds from the sale of the Company’s Geotrac of America, Inc. (“Geotrac”) subsidiary in late December 2001, as well as interest earned on the Company’s line of credit with BIG (see “—Liquidity and Capital Resources” below).

Provision/(Benefit) for Income Taxes. The Company’s effective income tax/(benefit) rates were (36.6%) and 25.2% for the three months ended September 30, 2002 and 2001, respectively. The 2001 rate is lower due to the allocation between discontinued operations and other interim adjustments. For additional information on the reconciliation of the Company’s effective income tax rate to the federal statutory income tax rate, see “Note 10 — Income Taxes” in the Notes to the Consolidated Financial Statements of the Company for the year ended December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

Discontinued Operations

As a consequence of the sale of Geotrac on December 28, 2001, net income from discontinued operations was $0 for the quarter ended September 30, 2002 as compared to $196,217 for the corresponding period in 2001. For selected financial information on discontinued operations, see “Note 3. Discontinued Operations” in the Notes to the Consolidated Financial Statements (unaudited) of the Company included in “Item 1. Financial Statements” above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

Continuing Operations

Outsourcing Services Revenues. Outsourcing services revenues decreased $20.9 million, or 44.9%, to $25.6 million for the nine months ended September 30, 2002 from $46.5 million for the corresponding period in 2001. The decrease during this period was primarily attributable to decreased claims processing revenue resulting from the absence of substantial tropical storm activity as compared with 2001, coupled with reduced affiliated homeowner and automobile revenue resulting from (i) reduced affiliated homeowner and automobile direct written premium (“DWP”) during the first nine months of 2002 as compared to the corresponding period of 2001 and (ii) the implementation of the Amended Service Agreement with BIG effective July 1, 2002 (see “—Overview”). Affiliated homeowner DWP volumes decreased 45.8% and affiliated automobile DWP volumes decreased 48.9% during the nine-month period ended September 30, 2002 as compared to the corresponding period of 2001. In addition, Tropical Storm Allison, which storm occurred in June 2001, generated approximately $10.5 million in revenue for the period ended September 30, 2001, whereas during the corresponding period of 2002 no major storm activity occurred.

Cost of Outsourcing Services. Cost of outsourcing services decreased $10.8 million, or 33.5%, to $21.4 million for the nine months ended September 30, 2002 from $32.2 million for the corresponding period in 2001. As a percentage of outsourcing services revenues, cost of outsourcing services increased to 83.7% for the nine months ended September 30, 2002 from 69.1% for the corresponding period in 2001. The decrease in the dollar amount of cost of outsourcing services from 2001 to 2002 was primarily due to: (i) a $4.7 million decrease in adjuster expense resulting from substantially lower revenue generated by the Company’s Colonial Claims subsidiary due to lack of tropical storm activity during 2002; (ii) a $3.1 million decrease in salary expense due to a 46.4% reduction in IT, Claims and Cash Office staff;

(iii)  a decrease in telephone expenses due to a change of service provider effective October 2001; (iv) a decrease in postage expense due to lower auto and homeowner volumes; and (v) decreased office supply expense due to tighter purchasing controls.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $700,000, or 13.2%, to $6.0 million for the nine months ended September 30, 2002 from $5.3 million for the corresponding period in 2001. This increase was attributable to (i) director and professional fees and expenses (primarily legal and investment banking fees and expenses) of $1.0 million arising from ongoing actions of the Special Committee of the Board of Directors relating to the contemplated Offer and the consideration of other strategic alternatives for the Company and (ii) to a much lesser extent, an increase of $100,000 in bad debt expense related to the Company’s Colonial Claims subsidiary. The increase was partially offset by decreased administrative salary expense of approximately $400,000.

Management Services from Parent. Management Services from Parent decreased $700,000, or 52.9%, to $400,000 for the nine months ended September 30, 2002 from $1.1 million for the corresponding period in 2001. The decrease relates primarily to reduced office lease expense under the new sublease agreement with Bankers Financial Corporation that took effect in late December 2001, combined with staffing reductions effective July 1, 2002, which resulted in reduced leased space expense for the Company.

Interest Income. Interest Income increased 132% to $422,000 for the nine months ended September 30, 2002 from $182,000 for the corresponding period in 2001. The increase reflected interest earned on the Company’s line of credit with BIG (see “—Liquidity and Capital Resources” below), coupled with investment income earned on the net cash proceeds from the sale of Geotrac in late December 2001.

Provision/(Benefit) for Income Taxes. The Company’s effective income tax/(benefit) rates were (37.0%) and 33.7% for the nine months ended September 30, 2002 and 2001, respectively. For additional information on the reconciliation of the Company’s effective income tax rate to the federal statutory income tax rate, see “Note 10 — Income Taxes” in the Notes to the Consolidated Financial Statements of the Company for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002.

Discontinued Operations

As a consequence of the sale of Geotrac on December 28, 2001, net income from discontinued operations was $0 for the nine months ended September 30, 2002 as compared to $1.5 million for the corresponding period in 2001. For selected financial information on discontinued operations, see “Note 3. Discontinued Operations” in the Notes to the Consolidated Financial Statements (unaudited) of the Company included in “Item 1. Financial Statements” above.

NEW ACCOUNTING POLICIES

Effective as of January 1, 2002, the Company adopted Statements of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets, and 144, Accounting for the Impairment or Disposal of Long Lived Assets. The Company retained an independent third-party investment banking firm to conduct an analysis of its goodwill valuation at January 1, 2002. Based on this valuation the adoption of the new standards had no impact on the Company’s results of operations or financial condition for the nine-month period ended September 30, 2002, except that goodwill is no longer amortized.

See Note 2 of the Notes to Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity consist of cash on hand, cash flows from operations, and cash proceeds from the sale of the Company’s Geotrac subsidiary in late December 2001. The Company received net cash proceeds of approximately $18.2 million as a result of the sale of Geotrac. Prior to the consummation of the sale of Geotrac, the Company was party to a Corporate Governance Agreement, dated July 31, 1998, with Geotrac and Daniel J. White (“Mr. White”), setting forth certain terms and conditions pertaining to the operation of Geotrac. Pursuant to this Corporate Governance Agreement, Mr. White could impede the Company’s ability to access excess cash balances retained by its Geotrac subsidiary.

On April 13, 2001, the Company entered into a Commitment Letter with BIG pursuant to which BIG agreed to advance to the Company, beginning June 1, 2001, up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under their service agreements with the Company. Such advances are available to the Company beginning June 1, 2001 continuing through December 1, 2002 and shall be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter shall constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance. The Company has not drawn upon this advance in 2002, and this has not been, nor does the Company expect this to be, a viable source of funds.

During the nine-month period ended September 30, 2002, the Company experienced an after-tax loss of $2.5 million. Consequently, it did not have positive cash flows from operations during such period. The Company is substantially dependent on the business of affiliated insurance companies under the common control of BIG, as the Company derives a substantial portion of its revenue from outsourcing services provided to these affiliated companies of BIG. During the nine months ended September 30, 2002, the Company experienced a reduction in outsourcing services revenue due in part to continued reduced personal insurance lines premium production by BIG. The Company anticipates that this trend will continue for the remainder of 2002. As a result, based upon currently forecasted results of operations, the Company does not expect positive cash flows from operations for the remainder of 2002. Moreover, the Company is historically dependent, to a large extent, on storm activity impacting its outsourcing revenues. To this point in 2002 the positive impact on the Company’s outsourcing revenues from storm activity has been minimal, and the Company does not expect to generate material storm activity revenue for the remainder of 2002.

In August 2002, the Company announced an intention to commence the Offer for all of the presently outstanding shares of its Common Stock at a price of $3.08 per share, net to the seller in cash. The Offer will be conditioned upon at least a majority of the shares of Common Stock not held by BIG, BIC and BSIC being tendered and other closing conditions typical for this type of transaction. The Offer is to be made pursuant to an Agreement and Plan of Merger, dated August 15, 2002 (the “BIG Agreement”), by and among the Company, BIG, BIC, BSIC and Bankers Management Corporation (“Acquisition Corp.”). BIC is a wholly-owned subsidiary of BIG and BSIC is a jointly-owned subsidiary of BIG and BIC. BIG, BIC and BSIC constitute the “BIG Group.” Acquisition Corp. is a Florida corporation wholly-owned by BIC and BSIC and formed solely for purposes of consummating the Merger (as hereinafter defined). As of the date hereof, the members of the BIG Group collectively own approximately 68.0% of the outstanding shares of Common Stock. Pursuant to the BIG Agreement, the members of the BIG Group have agreed not to tender the shares of Common Stock owned thereby pursuant to the Offer. Also pursuant to the BIG Agreement, the Company is obligated to loan BIG and/or Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the insurance flood book of BUI. At September 30, 2002 the amount drawn on this Line of Credit was $6.6 million. All amounts due under the Line of Credit will be due July 31, 2003; monthly interest-only payments will be due prior to maturity.

In late October 2002, a third party potentially interested in acquiring the Company or its business contacted the Company. Thereafter, the Special Committee of the Company’s Board of Directors determined that it is appropriate to further investigate this possibility prior to proceeding with the Offer. No assurances can be given, however, as to whether discussions with the third party will result in an acceptable offer for the Company or its business. As part of its evaluation of the potential third-party transaction, the Company also intends to further consider the implications of the aforementioned agreement between FNF and BIG. The closing of such transaction is subject to certain regulatory approvals and other conditions, including certain revisions to the existing Insurance Administration Services Agreement between the Company and BIG (including certain of its subsidiaries). As discussed above, the Company will continue to provide flood policy administration and claim services to FNF upon the closing of such transaction.

Based on the foregoing, as well as the actions of the Special Committee of the Board of Directors of the Company as described in “Part II—Item 5. Other Information,” the Company expects cash on hand and cash from operations to be adequate to support its operating cash needs for the foreseeable future, although no assurances can be given in this regard. The foregoing assumes BIG and its affiliates will make timely payment of amounts due the Company under the terms of the Amended Service Agreement. As of the date of this report, BIG owes the Company a past due total of $2.4 million under the Amended Service Agreement. If such payments are not brought current and BIG does not thereafter continue to pay amounts due under the Amended Service Agreement on a timely basis, it could have a material adverse effect on the Company’s business, financial condition, and results of operations, and could adversely impact the Company’s ability to commence the Offer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) is not material.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14( c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since the announcement in August 2002 of the Company’s intention to commence the Offer, three alleged shareholders of the Company, each on behalf of a putative class consisting of the Company’s current public shareholders, have filed lawsuits against, among others, the Company and the Company’s current directors, challenging the proposed Offer. The lawsuits are styled Pennapacker v. Insurance Management Solutions Group, Inc., et al., Case No. 02-6636 CI-011 and Karcich v. Insurance Management Solutions Group, Inc., et al., Case No. 02-6712 CI-008 (collectively, the “Pennapacker/Karcich Litigation”), and Short v. Insurance Management Solutions Group, Inc., et al., Case No. 02-6964 CI-013 (the “Short Litigation”).

The complaints in the Pennapacker/Karcich Litigation, pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, are essentially identical. Those complaints name as defendants the Company, BIG, the Company’s seven current directors and one of the Company’s former directors. The complaint in the Short Litigation, pending in the U.S. District Court for the Middle District of Florida, names as defendants the Company and the Company’s seven current directors.

In the Pennapacker/Karcich Litigation, the plaintiffs allege that each defendant has breached its or his fiduciary duties to the Company’s shareholders other than the members of the BIG Group (the “Public Shareholders”) in connection with the Company’s decision to commence the Offer (the “Going-Private Transaction”). The plaintiffs allege that the individual defendants have violated their fiduciary duties (including their duties of loyalty, care, good faith, candor and independence) by, among other things, allegedly: (i) only negotiating with BIG for the acquisition of the shares of Common Stock held by the Public Shareholders of the Company (the “Public Shares”); (ii) attempting to discourage other offers for the Public Shares; (iii) falsely conditioning the Company’s Public Shareholders to believe that the Company’s value is impaired by a purported foreseeable decline in demand by BIG, the Company’s largest customer, for the Company’s services; (iv) attempting to entrench themselves in lucrative positions as the Company’s managers; and (v) attempting to usurp benefits of the Company for themselves as a result of the Going-Private Transaction. The plaintiffs further allege that: (i) BIG has conspired with the other defendants to allow BIG to acquire the Company for inadequate consideration, while at the same time providing BIG with the funds to consummate the Going-Private Transaction; and (ii) the Company and the Individual Defendants aided and abetted the breach of the other defendants’ fiduciary duties to the Public Shareholders.

In addition, the plaintiffs allege that some or all of the defendants breached their fiduciary duties to the Company’s Public Shareholders by allegedly, among other things: (i) causing the Company to loan $5.0 million to BIG in 2001 and later extending the repayment date for this loan without the Company’s receipt of consideration for this extension; (ii) causing the Company to amend its existing Insurance Administration Services Agreement with BIG, effective July 1, 2002, so that the Company no longer provides certain policy administration services or claims processing services to BIG, which services now are provided to BIG by certain of the Company’s former employees; (iii) using funds raised by the Company in its February 1999 initial public offering of Common Stock at the price of $11.00 per share, and the Company’s 2001 sale of its Geotrac subsidiary, to fund the Going-Private Transaction; (iv) allowing BIG to “recapture” such monies through the Going-Private Transaction; (v) causing the Company to loan up to $7.0 million to BIG or to a BIG subsidiary in connection with the Going-Private Transaction; (vi) managing the Company to poor operating results and a low stock price with the intention of restoring the Company to its true value following the Going-Private Transaction; (vii) failing to timely file the Company’s Form 10-Q for the quarter ending June 30, 2002; and (viii) failing to replace prior directors of the Company with independent directors.

The plaintiffs’ complaints in the Pennapacker/Karcich Litigation seek as relief: (i) unspecified damages (including costs, attorney’s fees and expert witness fees); (ii) equitable relief directing the individual defendants to exercise their fiduciary duties to properly negotiate a “fair” transaction with BIG which properly and adequately compensates the Public Shareholders for their Public Shares, or any other transaction which is in the best interests of the Public Shareholders; and (iii) equitable relief rescinding any impediments to additional offers by third parties for the Public Shares.

On October 3, 2002, pursuant to the applicable court rules, the judge assigned to the Karcich case transferred that case to the judge assigned to the Pennapacker case. On November 4, 2002, the Pennapacker case and the Karcich case were consolidated. The plaintiffs’ deadline for filing a Consolidated Amended Complaint in the Pennapacker/Karcich Litigation is November 25, 2002. Following such action, the defendants to the consolidated case will file their responses to the claims asserted in the Pennapacker/Karcich Litigation.

In the Short Litigation, the plaintiff alleges that in connection with the Going-Private Transaction, the defendants to the Short Litigation will fail to supply the Public Shareholders with sufficient information to enable them to make informed decisions with regard to the Going-Private Transaction, including material non-public information concerning the value of the Company’s assets, the full extent of the Company’s future earnings potential, and the Company’s expected increase in profitability. The plaintiff also alleges that the defendants have engaged in self-dealing, are not acting in good faith toward the Public Shareholders, and have breached their fiduciary duties to the Public Shareholders. Specifically, the plaintiff alleges, among other things, that: (i) the Company timed the Going-Private Transaction such that BIG and its affiliates will capture the Company’s future potential and value for their own ends without paying the Public Shareholders an adequate or fair value for the Public Shares; (ii) the Company’s directors have structured the Going-Private Transaction to benefit BIG and its affiliates at a substantially unfair price to the Company and its Public Shareholders, with the effect that BIG and its affiliates will acquire the Company’s assets and benefits at little or no cost by using the Company’s resources to fund the Going-Private Transaction and to provide substantial funding to BIG and its affiliates; (iii) the defendants’ valuation of the Company for purposes of the Going-Private Transaction inadequately evaluates the Company’s assets and total worth; (iv) certain of the individual defendants have not adequately taken into consideration purported material conflicts of interest on the Company’s board of directors; and (vi) the Company’s acceptance of the terms of the proposed Going-Private Transaction amounts to a rejection of a preferable prior offer made by BIG and its affiliates for the Company’s Public Shares.

The plaintiff’s complaint in the Short Litigation seeks as relief: (i) a declaration that the defendants have breached their fiduciary and other duties to the Public Shareholders; (ii) orders enjoining the defendants from proceeding with, consummating, or closing, the Going-Private Transaction; and (iii) in the event that the Going-Private Transaction is consummated, an order rescinding the transaction, or, in the alternative, awarding compensatory damages against the defendants, together with prejudgment interest, costs, attorneys’ fees and expert witness fees.

On September 25, 2002, the Company and three other defendants to the Short litigation removed the Short litigation, which originally was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, to the U.S. District Court for the Middle District of Florida on the ground that the plaintiff’s challenge to the adequacy of the disclosures to be made in the Company’s Offer is governed exclusively by the federal Williams Act, 15 U.S.C. § 78n(e), and that the federal courts have exclusive jurisdiction over claims under the Williams Act and the regulations promulgated thereunder. The Company also filed in the U.S. District Court a Motion to Dismiss the complaint, and an Answer and Affirmative Defenses, denying the plaintiff’s claims. On September 27, 2002, the plaintiff filed a Motion to Remand the Short litigation to state court, contending that the plaintiff’s claims are not subject to federal jurisdiction. On October 11, 2002, the Company filed a Memorandum in Opposition to the Motion to Remand, which motion now is awaiting determination by the court.

Although management of the Company believes that the material allegations of the complaints in the Pennapacker/Karcich Litigation and the Short Litigation are without merit and intends to vigorously defend the lawsuits, no assurances can be given with respect to the outcome of either the Pennapacker/Karcich Litigation or the Short Litigation. Moreover, such litigation could have a material adverse effect on the Company’s business, financial condition and results of operation and could adversely affect the Company’s ability to consummate the Offer or any other transaction.

In addition, on September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company’s Common

Stock pursuant and/or traceable to the registration statement for the Company’s February 1999 initial public offering (the “IPO”). The lawsuits were consolidated on December 1, 2000, and the consolidated action is proceeding under Case No. 8:00-CV-2013-T-26MAP (the “IPO Litigation”). The plaintiff’s Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendant the following parties: the Company; BIG, Venture Capital Corporation, a selling shareholder in the IPO; the five inside directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to: (i) the Company’s ability to integrate Geotrac’s flood zone determination business with the Company’s own flood zone determination business and with its insurance outsourcing services business; (ii) actual and anticipated synergies between the Company’s flood zone determination and outsourcing services business lines; and (iii) the Company’s use of the IPO proceeds. The complaint seeks unspecified damages, including interest, and equitable relief, including a rescission remedy. On March 26, 2001, the Company, BIG and the five inside director defendants filed a motion to dismiss the plaintiffs’ complaint for, among other things, failure to allege material misstatements and/or omissions in the roadshow presentations, registration statement and/or prospectus relating to the IPO. On July 11, 2001, U.S. District Judge Richard A. Lazzara denied all of the defendants’ motions to dismiss the complaint.

The case had been set for trial during the trial term commencing May 5, 2003. On August 6, 2002, the plaintiff offered to accept, in full settlement of the IPO Litigation as to all defendants, payment of $2.1 million to the putative plaintiff class. On August 14, 2002, the Company’s Board of Directors voted to accept this offer, and the issuer of the Company’s applicable Directors and Officers and Company Reimbursement insurance policy has agreed to pay $2.1 million to the plaintiff class. The settlement was also approved by BIG and by the other defendants represented by Company counsel. The parties to the IPO Litigation have negotiated and signed a Memorandum of Understanding (“MOU”) of the principal material settlement terms. The settlement is contingent upon approval by Judge Lazzara, following notice to the members of the plaintiff class of, and a hearing on, the proposed settlement terms. The Company believes that the material allegations of the complaint are without merit, but has elected to settle the IPO Litigation to avoid the time, expense and risks associated with continuing the IPO Litigation. No assurances can be given, if the settlement is not consummated, with respect to the outcome of the IPO Litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the Company has been informed by the underwriters for the IPO that the underwriters will be seeking indemnification from the Company, BIG and/or Venture Capital Corporation for the underwriters’ legal fees and expenses incurred in the IPO Litigation, pursuant to the Underwriting Agreement between the Company, BIG, Venture Capital Corporation and the underwriters. The Company’s insurer has taken the position that it is not responsible for the payment of such monies. On October 18, 2002, the underwriters informed the Company that their legal fees and expenses in the IPO Litigation to date were approximately $110,000.

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

ITEM 5. OTHER INFORMATION

As previously reported, effective July 1, 2002, the Company amended its existing Administration Services Agreement, effective October 1, 2001, with BIG, BIC, BSIC and FCIC (the “Service Agreement” and, as amended, the “Amended Service Agreement”), such that, as of July 1, 2002, the Company no longer provides policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business. With respect to the service fees payable in connection with BIG’s personal (i.e., automobile and homeowners) and commercial insurance lines of business, the applicable percentage of direct written premium (“DWP”) being charged has been reduced to reflect the reduction in the services being provided in connection with such lines of business. In connection with the implementation of the Amended Service Agreement, BIG agreed to assume all pending claims relating to the lines of business being serviced on a reduced basis by the Company. In exchange, the Company agreed to pay BIG $301,000 to cover the estimated processing costs for these claims. Notably, BIG ceased writing new automobile insurance during the third quarter of 2002.

Also effective July 1, 2002, in connection with the foregoing modifications to the Service Agreement, the Company terminated 98 employees, or approximately 28% of its total workforce. Of these employees, 81 worked in claims processing and 17 worked in policy administration. The Company expects to realize savings of approximately $5.1 million in annual payroll costs and related expenses as a result of this reduction in its workforce. The Audit Committee of the Board of Directors of the Company approved the modifications to the Company’s existing Service Agreement with BIG and the corresponding reduction in the Company’s workforce on June 26, 2002.

Pursuant to the Amended Service Agreement, the Company continues to provide policy administration, claims administration and data processing services in connection with BIG’s flood insurance line of business, with no change in the existing fee structure. In addition, pursuant to the Amended Service Agreement, the Company continues to provide BIG with IT hosting and support services for a fixed monthly fee. The Company also continues to provide BIG with various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business. For the foregoing services, BIG pays the Company a monthly fee based upon a percentage of the DWP for each line of business (except if provided in connection with BIG’s flood insurance line, where no additional fee will be imposed over that mentioned above). With respect to the service fees payable in connection with BIG’s personal (i.e., automobile and homeowners) and commercial insurance lines of business, the applicable percentage of DWP being charged has been reduced to reflect the reduction in the services being provided in connection with such lines of business. If the Amended Service Agreement had been in effect as of January 1, 2002, the Company’s affiliated outsourcing services revenues for the nine months ended September 30, 2002, which were $18.1 million on an actual basis, would have been $10.6 million. Moreover, as previously reported, the Company has recently taken other actions designed to improve the Company’s cost structure, including terminating two facility subleases with BIG and its affiliates effective as of August 28, 2002 and October 31, 2002, respectively. The Company expects to realize cost savings of approximately $725,000 annually as a result of the termination of these two subleases.

Effective August 12, 2002, the Company amended the Amended Service Agreement with BIG. Pursuant to this amendment, the Company provides additional IT support services to BIG. In return for providing these services, the Company will receive not less than approximately $876,000 annually in fees from BIG, which is a minimum amount based upon the estimated IT usage by BIG of the Company’s services. In addition, the Company has hired eleven persons previously employed by BIG, at an anticipated annualized cost of approximately $764,000. The Audit Committee of the Board of Directors of the Company approved the foregoing modifications to the Amended Service Agreement, and the corresponding workforce additions, on August 14, 2002.

During the quarter ended September 30, 2002, the Company implemented additional staffing reductions totaling 38 employees. These staff reductions occurred primarily in the areas of policy administration, claims processing and administration, and are expected to save the Company an additional $1.4 million annually.

The foregoing description of the Amended Service Agreement is qualified in its entirety by reference to (1) the Insurance Administration Services Agreement previously filed as Exhibit 10.71 to the Annual Report on Form 10-K/A for the year ended December 31, 2001 filed by the Company on April 9, 2002, (2) the First Amendment to Insurance Administration Services Agreement, dated July 1, 2002, previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 10, 2002, and (3) the Second Amendment to Insurance Administration Services Agreement, effective August 12, 2002, previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 19, 2002.

As previously reported, in August 2002 the Company announced an intention to commence a cash tender offer for all of the presently outstanding shares of its common stock, $0.01 per share (“Common Stock”), at a price of $3.08 per share, net to the seller in cash (the “Offer”). The Offer will be conditioned upon at least a majority of the shares of Common Stock not held by members of the BIG Group (as hereinafter defined) being tendered and other closing conditions typical for this type of transaction. The Offer is to be made pursuant to an Agreement and Plan of Merger, dated August 15, 2002 (the “BIG Agreement”), by and among the Company, BIG, BIC, BSIC and Bankers Management Corporation (“Acquisition Corp.”). BIC is a wholly-owned subsidiary of BIG and BSIC is a jointly-owned subsidiary of BIG and BIC. BIG, BIC and BSIC constitute the “BIG Group.” Acquisition Corp. is a Florida corporation wholly-owned by BIC and BSIC and formed solely for purposes of consummating a short-form merger following the Offer. As of the date hereof, the members of the BIG Group collectively own approximately 68.0% of the outstanding shares of Common Stock. Pursuant to the BIG Agreement, the members of the BIG Group have agreed not to tender the shares of Common Stock owned thereby in response to the Offer. Also pursuant to the BIG Agreement, the Company has agreed to loan BIG and/or Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the insurance flood book of BUI. At September 30, 2002 the amount drawn on this Line of Credit was $6.6 million. All amounts due under the Line of Credit will be due July 31, 2003; monthly interest-only payments will be due prior to maturity.

The foregoing discussion of the BIG Agreement is qualified in its entirety by reference to (1) the BIG Agreement included as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the three months ended June 30, 2002 filed by the Company on August 19, 2002, and (2) the Credit and Security Agreement (and related financing documents), dated August 15, 2002, between the Company, BIG and BUI previously filed as Exhibits 10.4 to 10.7 to the Quarterly Report on Form 10-Q for the three months ended June 30, 2002 filed by the Company on August 19, 2002.

On October 15, 2002, BIG and Fidelity National Financial, Inc. (“FNF”) announced that they have entered into a definitive agreement pursuant to which FNF is to acquire First Community Insurance Company, a subsidiary of BIG and a fifty-state licensed insurance company (“FCIC”), and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, BIC, BSIC and FCIC. The transaction involves more than 360,000 flood insurance policies originated through a nationwide network of 10,000 independent agents in conjunction with the National Flood Insurance Program (“NFIP”). The Company will continue to provide flood policy administration and claim servicing operations to FNF upon the closing of this transaction.

In late October 2002, the Company was contacted by a third party potentially interested in acquiring the Company or its business. Thereafter, the Special Committee of the Company’s Board of Directors determined that it is appropriate to further investigate this possibility. Discussions with this third party are ongoing. No assurances can be given, however, as to whether these discussions will result in an acceptable offer for the Company or its business.

As part of its evaluation of the potential third-party transaction, the Company also intends to further consider the implications of the aforementioned agreement between FNF and BIG. The closing of such transaction is subject to certain regulatory approvals and other conditions, including certain revisions to the existing Insurance Administration Services Agreement between the Company and BIG (including certain of its subsidiaries). As discussed above, the Company will continue to provide flood policy administration and claim services to FNF upon the closing of such transaction.

In light of the foregoing developments, as well as information not available to the Special Committee at the time of its determination to recommend approval of the Offer potentially affecting the analysis employed by the Special Committee, the Special Committee has determined that it is appropriate to undertake further due diligence to confirm its previous conclusion as to the fairness of the proposed Offer and to ask Houlihan, Lokey, Howard & Zukin, the Special Committee's financial advisor, to undertake to again review the fairness, from a financial point of view, of the Offer price to the Company’s shareholders (other than the BIG Group). In addition, the Special Committee is monitoring the Company’s current liquidity position in order to determine whether, in light of, among other things, (i) the decline in affiliated outsourcing revenues, (ii) the collectibility of amounts due from BIG and its affiliates under the Amended Service Agreement and (iii) higher than anticipated costs and expenses incurred in connection with the ongoing actions of the Special Committee of the Board of Directors of the Company, the Company still would have sufficient cash available in the event it proceeded with the Offer. No assurances can be given, however, that the Company has sufficient cash to commence the Offer. See "Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

The tender offer will be made only by an offer to purchase and other offering documents, copies of which will be filed with the Securities and Exchange Commission and mailed to Company shareholders. Investors and shareholders are strongly advised to read the tender offer documents when they become available, because they will contain important information about the Company’s present and future operations. Investors and security holders may obtain a free copy of these documents (when available) and other documents filed by the Company at the SEC’s web site at http://www.sec.gov. The tender offer documents and related materials may be obtained for free by directing such requests to the information agent to be designated for the tender offer.

Effective August 20, 2002, and pursuant to the Agreement and Plan of Merger, the Company and its executive officers and directors mutually agreed to the cancellation of previously issued stock options under various plans. Also pursuant to the Agreement and Plan of Merger, each respective optionee waived all rights and benefits associated with such options and relinquished any and all claims that the optionee may have had against the Company related to such options or plans.

On August 23, 2002, the Company entered into a Release and Separation Agreement with Robert G. Gantley. Mr. Gantley was the Company’s Chief Operating Officer and his position was eliminated primarily due to changes in the lines of business the Company supports for its outsourcing operations. The Release and Separation Agreement provides for severance payments of up to $180,000 to be paid over a one-year period. The payments under the Release and Separation Agreement are subject to limitations based upon Mr. Gantley securing future employment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of August 15, 2002, by and among Bankers Insurance Group, Inc., Bankers Insurance Company, Bankers Security Insurance Company, BIG Acquisition Corporation and Insurance Management Solutions Group, Inc.*

10.1	First Amendment to Insurance Administration Services Agreement, effective July 1, 2002, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company.**

10.2	Second Amendment to Insurance Administration Services Agreement, effective August 12, 2002, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company.***

10.3	Credit and Security Agreement, dated and effective August 15, 2002, between Insurance Management Solutions Group, Inc., as Lender, and Bankers Insurance Group, Inc. and Bankers Underwriters, Inc., as Borrower.****

10.4	Revolving Line of Credit Master Promissory Note, dated August 15, 2002, by Bankers Insurance Group, Inc. and Bankers Underwriters, Inc. in favor of Insurance Management Solutions Group, Inc.*****

10.5	Collateral Assignment of Flood Book, dated and effective August 15, 2002, by Bankers Underwriters, Inc. in favor of Insurance Management Solutions Group, Inc.******

10.6	Further Assurance and Compliance Agreement, dated August 15, 2002, between Bankers Insurance Group, Inc., Bankers Underwriters, Inc. and Insurance Management Solutions Group, Inc.*******

99.1	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

99.2	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

99.3	Certification of September 30, 2002 Form 10-Q Quarterly Report by Chief Executive Officer.

99.4	Certification of September 30, 2002 Form 10-Q Quarterly Report by Chief Financial Officer.

Exhibit
Number	Description

*	Previously filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed on August 19, 2002, and incorporated by reference herein.

**	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2002 and incorporated by reference herein.

***	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed on August 19, 2002, and incorporated by reference herein.

****	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed on August 19, 2002, and incorporated by reference herein.

*****	Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed on August 19, 2002, and incorporated by reference herein.

******	Previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed on August 19, 2002, and incorporated by reference herein.

*******	Previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed on August 19, 2002, and incorporated by reference herein.

         b) Reports on Form 8-K

The Company filed one current report on Form 8-K during the three months ended September 30, 2002:

On July 10, 2002, the Company filed a Current Report on Form 8-K to report: (i) the resignation of David K. Meehan as Chairman of the Board of Directors of the Company, effective as of July 1, 2002; (ii) the appointment of David M. Howard as Chairman of the Board of Directors of the Company, effective July 1, 2002; and (iii) the amendment, effective July 1, 2002, of the Company’s existing Insurance Administration Services Agreement, effective October 1, 2001, by and between the Company and each of BIG, BIC, BSIC and FCIC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002		INSURANCE MANAGEMENT SOLUTIONS

GROUP, INC

(Registrant)

	By:	/s/ DAVID M. HOWARD

David M. Howard Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ANTHONY R. MARANDO

Anthony R. Marando Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of August 15, 2002, by and among Bankers Insurance Group, Inc., Bankers Insurance Company, Bankers Security Insurance Company, BIG Acquisition Corporation and Insurance Management Solutions Group, Inc.*

10.1	First Amendment to Insurance Administration Services Agreement, effective July 1, 2002, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company.*

10.2	Second Amendment to Insurance Administration Services Agreement, effective August 12, 2002, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company.*

10.3	Credit and Security Agreement, dated and effective August 15, 2002, between Insurance Management Solutions Group, Inc., as Lender, and Bankers Insurance Group, Inc. and Bankers Underwriters, Inc., as Borrower.*

10.4	Revolving Line of Credit Master Promissory Note, dated August 15, 2002, by Bankers Insurance Group, Inc. and Bankers Underwriters, Inc. in favor of Insurance Management Solutions Group, Inc.*

10.5	Collateral Assignment of Flood Book, dated and effective August 15, 2002, by Bankers Underwriters, Inc. in favor of Insurance Management Solutions Group, Inc.*

10.6	Further Assurance and Compliance Agreement, dated August 15, 2002, between Bankers Insurance Group, Inc., Bankers Underwriters, Inc. and Insurance Management Solutions Group, Inc.*

99.1	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

99.2	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

99.3	Certification of September 30, 2002 Form 10-Q Quarterly Report by Chief Executive Officer.

99.4	Certification of September 30, 2002 Form 10-Q Quarterly Report by Chief Financial Officer.

*	Indicates document incorporated herein by reference.

E-1