Form 10-K
period 2002-12-31
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2003-03-27
CIK 1063167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

COMMISSION FILE NUMBER 000-25273

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	59-3422536
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

801 94th AVENUE NORTH	33702
ST. PETERSBURG, FLORIDA	(Zip Code)
(Address of registrant’s principal
executive offices)

(727) 803-2040

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE

INDICATE BY CHECK MARK WHETHER THIS REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  ☒    NO  ☐

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.    ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT.    YES  ☐    NO  ☒

As of March 18, 2003, there were outstanding 12,276,063 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 28, 2002 was $10.7 million.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

FORM 10-K ANNUAL REPORT

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the ability to retain material customers; (ii) the Company’s intentions involving possible strategic alternatives; (iii) the Company’s financing plans; (iv) trends affecting the Company’s financial condition or results of operations; (v) the Company’s growth and operating strategies; (vi) the ability to attract and retain qualified information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) changes in the business and/or financial condition of the Company’s clients; (ix) the ability of Bankers Insurance Group, Inc. (including its subsidiaries, “BIG”) to pay outstanding amounts owed the Company; (x) potential increases in the Company’s costs; (xi) the declaration and payment of dividends; (xii) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xiii) the impact of general economic conditions on the demand for the Company’s services; (xiv) the ability to develop new technological solutions for current and prospective customers; (xv) the ability to establish positive name

-i-

recognition in the market place; (xvi) changes in existing service agreements; (xvii) the ability to obtain new customers and retain existing customers; (xviii) the ability to obtain third-party information technology outsourcing services on a timely basis and at reasonable costs; (xix) the outcome of certain litigation involving the Company; (xx) the outcome of certain administrative proceedings involving BIG; (xxi) trends affecting the insurance industry; and (xxii) the ability to achieve expected expense reductions as a result of management initiatives. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report. Prospective investors should also consult the risks described from time to time in the Company’s Reports on Form 10-Q, 8-K and 10-K and Annual Reports to Shareholders.

-ii-

PART I

ITEM 1.     BUSINESS

General

Insurance Management Solutions Group, Inc. (collectively with its subsidiaries, the “Company”), through its wholly-owned subsidiaries, Insurance Management Solutions, Inc. (“IMS”) and Colonial Claims Corporation (“Colonial Claims”), provides comprehensive policy and claims outsourcing services to the property and casualty (“P&C”) insurance industry, with an emphasis on providing these services to the flood insurance market.

The Company’s outsourcing services, which are offered on either a bundled or “a la carte” basis, include policy administration, claims administration and information technology services. During 2001 and 2002, the Company processed approximately 925,000 and 775,000 insurance policies, respectively, including approximately 565,000 flood insurance policies in each year, making it a significant provider of flood insurance outsourcing services. The Company currently provides flood outsourcing services to approved write-your-own carriers including First Community Insurance Company (formerly a subsidiary of Bankers Insurance Group, Inc., (together with its subsidiaries, “BIG”), but since January 3, 2003, a subsidiary of Fidelity National Financial, Inc.), Farmers Insurance Group, Mobile USA Insurance Company, Inc. and AAA Auto Club South Insurance Company, as well as to insurance companies that offer flood insurance utilizing First Community Insurance Company (“FCIC”) as their private label servicing carrier. In conjunction with FCIC, the Company is able to offer insurance companies the ability to create a turnkey private label flood insurance product.

The Company is a 68%-owned subsidiary of BIG, a holding company chartered in Florida in 1976. BIG provides multiple lines of P&C insurance, including homeowners insurance, to individuals and businesses throughout the United States. BIG premiums totaled $322 million in 2002, a decrease of 8.3% from premiums of $351 million in 2001. BIG has been the Company’s principal customer, accounting for approximately 49.1% of the Company’s total revenues and 67.9% of the Company’s outsourcing revenues in 2001 and approximately 66.1% of the Company’s total revenues and 66.1% of the Company’s outsourcing revenues in 2002.

During the six months ended June 30, 2002, the Company experienced a reduction in outsourcing services revenue due primarily to a continuing decline in affiliated direct written premium (“DWP”) generated from BIG’s automotive, homeowners, worker’s compensation and commercial lines of insurance business. Effective July 1, 2002, the Company amended its existing Administrative Services Agreement, effective October 1, 2001, with BIG (as amended, the “Amended New Service Agreement”), such that, as of July 1, 2002, the Company no longer provided policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business. Effective August 12, 2002, the Company amended the Amended New Service Agreement. Pursuant to this amendment, the Company provides additional information technology (“IT”) support services to BIG. See “Item 13. Certain Relationships and Related Transactions—New Service Agreement.”

In addition, on January 3, 2003, BIG consummated the sale of FCIC, a subsidiary of BIG and a fifty-state licensed insurance carrier, and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and FCIC, to Fidelity National Financial, Inc. (“FNF”). FNF, a Fortune 500 company, is the largest title insurance and diversified real estate related services company in the United States, with total revenue of nearly $3.9 billion in 2001. The transaction involved more than 360,000 flood insurance policies originated through a nationwide network of approximately 10,000 independent agents in conjunction with the National Flood Insurance Plan.

Effective as of the consummation of the foregoing transaction between BIG and FNF, the Company entered into a new Flood Insurance Full Service Vendor Agreement, dated January 3, 2003 (the “FCIC Service Agreement”), with FCIC, now a wholly-owned subsidiary of FNF, pursuant to which the Company continues to provide policy administration, claims administration, data processing and other related services to FCIC in connection with FCIC’s Write Your Own (“WYO”) Flood Insurance Program. As of the date of this Report, FCIC’s WYO Program consists solely of the flood insurance book of business previously administered by the Company on behalf of BIG. Given, among other factors, FNF’s substantial size and financial strength relative to BIG, the Company believes that FCIC’s prospects for both retention and growth of the existing flood insurance book of business are favorable. No assurances can be given, however, as to whether FCIC will be able to retain or grow the existing flood insurance book of business, or as to whether the acquisition of FCIC and certain related assets by FNF from BIG will have a positive impact on the Company’s business, financial condition or results of operations.

The FCIC Service Agreement expressly removed FCIC as a party from the Amended New Service Agreement. Pursuant to the Amended New Service Agreement, however, the Company continues to provide BIG, including its BIC and BSIC subsidiaries, with IT hosting and support services, as well as various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business, with no changes in the existing fee structure. Nevertheless, as a result of the consummation of the sale of FCIC and related assets by BIG to FNF, the Company’s reliance on its affiliated customers is expected to diminish significantly on a going-forward basis.

The Company’s Colonial Claims Corporation (formerly Colonial Catastrophe Claims Corporation) (“Colonial Claims”) subsidiary, contracts with P&C insurance carriers to handle property and casualty claims on their behalf. Colonial Claims has assembled a large network of independent claims adjusters who respond to individually-reported loss assignments from Colonial Claims and are compensated based upon a set claims fee schedule. Colonial Claims reviews and approves claims settlements, assures consistency and quality of settlement practices, and transmits claims information to the insurance carriers. The insurers, in turn, approve and remit claim payments to their insured customers. During 2001 and 2002, Colonial Claims accounted for approximately $11.3 million and $5.5 million, respectively, of the Company’s outsourcing revenues.

On December 28, 2001, the Company sold all of the issued and outstanding capital stock of Geotrac of America, Inc., a wholly-owned subsidiary of the Company (“Geotrac”). Prior to the consummation of such transaction, the Company, through its Geotrac subsidiary, provided flood zone determinations to financial institutions, mortgage lenders and insurance companies. During 2001, Geotrac processed approximately 2.5 million flood zone determinations for over 2,300 customers. Pursuant to the sale of Geotrac, the Company entered into a Flood Zone Determination Service Agreement pursuant to which Geotrac will provide the Company with flood zone determination services for up to ten years at pricing management of the Company currently considers to be favorable. By agreement of the parties, such pricing went into effect on May 17, 2002. See “Item 13. Certain Relationships and Related Transactions—Geotrac Transaction.”

The Company’s web site address is: outsourceimsg.com.

Overview of the Federal Flood Insurance Program and Flood Insurance Market

The U.S. flood insurance market is regulated by the Federal Emergency Management Agency (“FEMA”), which launched the National Flood Insurance Program (the “Flood Program”) in 1968. FEMA created the Flood Program to provide federally-backed flood insurance to residents in designated flood plain communities, on the condition that such communities comply with the Flood Program’s flood plain management requirements. The Flood Program, as it exists today, is administered by the Federal Insurance Administration (“FIA”).

The Flood Program was established in 1968, and in 1983, FIA opened the flood insurance market to private insurance companies by establishing the National Flood Insurance Write Your Own (“WYO”) program. The WYO program permits private insurance companies that meet FEMA requirements to sell flood insurance underwritten by the federal government and to be subject to federal regulation.

In 1994, Congress passed the National Flood Insurance Reform Act of 1994 (the “1994 Reform Act”). The 1994 Reform Act clarified and strengthened the obligations of mortgage lenders to oversee and ensure the purchase of flood insurance by borrowers who obtain federally-insured residential mortgage loans on properties located in federally designated high-risk flood zones. Under the 1994 Reform Act, mortgage lenders must notify borrowers when flood insurance is required, require flood insurance as a condition to making certain loans, and place flood insurance premiums in escrow when other payments are escrowed. Lenders who fail to comply with the 1994 Reform Act are subject to substantial monetary penalties.

From 1995 through 2000, the latest date for which the Company has information, the U.S. flood insurance market grew from $1.1 billion to $1.7 billion in total annual flood premiums, representing annual growth rates of 8.5%, 15.0%, 15.1%, 4.2% and (0.1)%, respectively, and a compound annual growth rate of 8.4%. From 1995 through 2002, the dollar amount of annual flood premiums administered by the Company grew from $80 million in 1995 to $252 million in 2002, representing annual growth rates of 27.6%, 29.5%, 19.6%, 18.3%, 15.4%, 12.9%, and 3.3%, respectively, and a compound annual growth rate of 26.9%. As of the date of this Report, approximately 20,000 communities participate in the Flood Program, and over 90 insurance companies are registered to offer WYO flood insurance.

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

Technological Challenges and Complexities.    The investment in the specialized technical knowledge required to develop, install and operate information systems necessary for P&C insurers to remain competitive is often cost-prohibitive, particularly for smaller companies and new entrants to the market. Insurance companies can take advantage of the economies of technology created by an outsource provider’s investment in information systems.

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

Regulatory Reporting Requirements.    State insurance regulators closely regulate product offerings, claims processes and premium rate structures of insurance companies. To comply with such regulations, companies must file annual and other reports relating to their financial condition. Third-party vendors with effective policy and claims administration systems can facilitate compliance with many regulatory requirements by automating statutory reporting and other compliance tasks.

Operating Strategies

The Company’s current principal operating strategies are as follows:

Service Existing Outsourcing Customers.    The Company intends to continue to focus on providing high quality, cost effective services to its existing outsourcing customer base. In instances where opportunities exist, the Company may seek to cross-market additional outsourcing services to certain of these existing customers.

E-Solutions Focus.    Management believes that the Company’s solution of integrating legacy systems with Internet browser-based functionality is an attractive alternative to P&C companies attempting to develop a solution using their own resources. In 2000, the Company completed and fully integrated its Internet solution for its flood and homeowners products, and the Company continues to offer such capability to existing and prospective customers.

Maximize Economies of Scale.    The Company currently services approximately 775,000 insurance policies annually. As a result, it has developed a large number of efficiencies in many aspects of its operations, from the receipt of policy applications to billings and collections. By deploying internally developed applications software, rating disks for applications input, lockbox and cash office processing, automated voice response, computerized forms and automated policy assembly, the Company has attained expense efficiencies that management believes are characteristic of insurers processing substantially greater policy volumes.

Generate Recurring Revenues/Sales and Marketing.    The Company seeks to generate recurring revenues by entering into contractual relationships (typically three to five years) with its outsourcing customers and by offering services that are structured to generate revenues based on events that occur frequently in the normal course of a customer’s business, such as claims, mortgage applications and insurance policy renewals. Senior management of the Company is currently responsible for the Company’s sales and marketing efforts. The Company eliminated its internal outsourcing sales force in 2001, thereby reducing its overall sales and marketing expenses.

Focus on Expense Reductions.    In 2002, the Company continued to implement various expense reduction measures, including making significant workforce reductions, due primarily to reductions in the demand for its services by BIG and changes in its service agreement with BIG. See “Item 13. Certain Relationships and Related

Transactions.” In light of anticipated further reductions in the amount of services required by BIG, the Company expects to continue to focus on reducing its costs, including possible additional staffing reductions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Services

The Company’s outsourcing services include policy administration, claims administration and information technology services. The Company works with each customer in an effort to ensure a seamless integration of the customer’s in-house and outsourced activities.

Policy administration describes the range of services the Company offers customers that are considering outsourcing their policy administration functions. When policy administration is outsourced, the customer retains all financial risk and works with the Company to set underwriting and rating guidelines and the Company typically receives a percentage of premiums for performing policy administration services. The Company’s policy administration menu includes the following services: policy processing and related data entry; policy issuance and acceptance; premium management and distribution; accounting, billing and collections; customer service phone center for policyholders and agents; and data collection, statutory reporting and regulatory compliance.

Claim administration describes the range of services the Company offers in connection with the management of insurance claims. In reviewing a claim, the Company performs a thorough claim analysis and, if warranted, prepares a check for payment of the claim. The Company has a special investigative unit that assists in detecting and deterring fraud in the claim review process. The Company also offers a fully automated, stand-alone catastrophe claims operation and is typically compensated for claims administration services on either a percentage of earned premiums or claims-paid basis. The Company’s claim administration menu includes the following services: toll-free claim reporting; initial coverage confirmation services; loss investigation and determination; review and appraisal of claims; special investigation services, including fraud detection; adjustment of claims and vendor management; litigation management; and settlement and payment of claims.

The Company emphasizes to prospective customers its ability to provide third-party administration outsourcing for flood insurance. The Company offers its flood outsourcing services, including software and processing functions, policy administration, claim administration and statistical reporting, on either a bundled or “a la carte” basis. New market entrants and certain other insurers may prefer to purchase unbundled services, allowing them to retain in-house control over specific aspects of their businesses. The Company makes virtually any combination of outsourcing services available as required by the customer.

The Company also offers flood outsourcing services to insurance companies that seek to provide flood insurance, but do not want to become certified WYO carriers. In this case, the services are provided in conjunction with a proprietary flood product. An insurance company can establish a private label insurance product written through FCIC whereby the customer’s name and logo appear on policy documentation, while FCIC acts as the servicing carrier.

The Company also offers a range of information technology services to assist customers in operating, maintaining and enhancing information systems. The Company integrates the customer’s system platform with the Company’s processing platform, including the installation of all necessary hardware components, depending on the customer’s needs. This integration allows the customer to administer its policies and claims internally by using the Company’s systems and software. The Company typically receives a percentage of premiums as compensation, subject to a minimum fee. The Company’s information technology services include the following: information management via integrated, secure computer systems; document imaging; Internet rating and underwriting services; monetary systems services, including payment processing; automated printing, packaging and distribution of documents; generation of agent commission statements and production reports; security administration and access control; software application enhancement and maintenance; problem resolution and reporting; and data backup and disaster recovery functions.

Customer Support and Installation

The Company’s outsourcing services are provided from four separate customer service centers, three in St. Petersburg, Florida for policy and claims administration and one in Dunedin, Florida for catastrophic claims administration handled by its Colonial Claims subsidiary.

The Company’s St. Petersburg, Florida facilities house the Company’s policy administration operations. The Company currently employs approximately 80 employees engaged in policy administration, most of whom are trained customer service representatives. Customer service representatives are responsible for the timely handling and resolution of incoming phone calls related to underwriting, rating, billing, policy status and other policy administration matters. While most calls come from insurance agents, the phone center also handles calls from mortgage companies, policyholders and insureds. In addition, these facilities also house approximately 30 information technology employees.

The Company’s St. Petersburg, Florida facilities also house the Company’s claims administration operations. This unit is responsible primarily for handling calls from claimants and insureds reporting property losses. This unit also handles calls from agents and others related to coverage of existing claims. The Company currently has approximately 15 employees engaged in claims administration, most of whom are licensed claims representatives responsible for the adjustment of claims. Customer service representatives, who are trained to handle all types of insurance claims, take incoming calls. Unlike many other claims administration centers, the Company’s service center is able to immediately assign each claim to a licensed adjuster for processing. The claim administration switchboard is open weekdays from 7:30 a.m. to 9:00 p.m. (Eastern Time), and customer service representatives and licensed adjusters are available 24 hours a day, seven days a week, to handle emergency claims.

The Company currently subleases approximately 5,000 square feet of office space in St. Petersburg, Florida from BFC at a monthly rate of approximately $8,000. The current term of this sublease expires on December 31, 2003. This sublease was entered into on December 31, 2001. The agreement replaced a lease agreement between BIC and the Company for the same property, which was terminated effective as of December 31, 2001 in connection with a sale by BIC of the property covered by the lease and its simultaneous lease by BFC. The terms and conditions of the sublease agreement are substantially identical to those of the lease agreement that it replaced, as earlier amended. During the year ended December 31, 2002, the Company paid BIC approximately $426,775 under the terminated lease agreement.

The Company’s Colonial Claims subsidiary provides its catastrophic claims administration services from a separate facility located in Dunedin, Florida, and has a staff consisting of 6 employees.

Sales and Marketing

The Company seeks to market its outsourcing capabilities by leveraging its expertise in flood insurance administration and by targeting prospective customers, such as insurers with high expense ratios or limited expertise in certain P&C lines. In an effort to reduce expenses, the Company eliminated its four-person marketing and sales division in February 2001. The Company’s President and Chief Executive Officer, working principally with the Company’s reinsurance brokers and reinsurer strategic partners to market its outsourcing services, oversees the Company’s sales and marketing efforts. The Company also advertises in various trade publications and participates in industry conventions and trade shows to enhance its penetration of flood and non-flood markets.

Information Systems

The Company utilizes fully integrated, real-time processing systems at its St. Petersburg, Florida facilities to provide its outsourcing services. These systems, which run on an IBM AS/400 platform coupled with a relational database, enable the Company to provide on-line rating and underwriting information, issue required insurance forms to policyholders and agents, and produce renewal and non-renewal notices. The processing systems interface with a disbursement system, which enables the Company to generate remittance checks automatically.

A separate IBM AS/400 is used to develop, enhance and test new and existing systems. In the event of a power failure, the AS/400 site is supported by a fully functional backup system that provides additional processing time of one hour under full load. Insurance policies and related documents are scanned to optical disks, and are retrievable at most LAN workstations. The Company also has an optical jukebox that can store approximately ten million documents. The Company’s data center has controls to help ensure security and a disaster recovery plan.

The Company is generally capable of developing modifications or enhancements to its licensed software to meet its outsourcing customers’ particular needs. Business analysts from the Company work with each customer to ensure that the Company understands the customer’s system requirements. Once system requirements have been documented, the Company dedicates a team of systems analysts and/or contracts with a third-party provider to develop appropriate modifications or enhancements to its software system.

Customers

The Company currently provides outsourcing services to over 30 customers. The Company’s largest customer in 2002, BIG, accounted for approximately 60%, 49%, and 66% of the Company’s total revenues and 83%, 68% and 66% of the Company’s outsourcing revenues in 2000, 2001 and 2002, respectively. On January 3, 2003, FNF acquired FCIC, a subsidiary of BIG and a fifty-state licensed insurance carrier, and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, BIC, BSIC and FCIC. The transaction involved more than 360,000 flood insurance policies originated through a nationwide network of 10,000 independent agents in conjunction with the National Flood Insurance Program (“NFIP”). Effective as of the consummation of the foregoing transaction between BIG and FNF, the Company entered into the FCIC Service Agreement with FCIC, now a wholly-owned subsidiary of FNF, pursuant to which the Company continues to provide policy administration, claims administration, data processing and other related services to FCIC in connection with FCIC’s WYO Flood Insurance Program. The FCIC Service Agreement expressly removed FCIC as a party from the Amended New Service Agreement. Pursuant to the Amended New Service Agreement, however, the Company continues to provide BIG with IT hosting and support services, as well as various other back-office support services, in connection with all of BIG’s personal and commercial insurance lines of business. If the foregoing transaction between BIG and FNF had occurred effective January 1, 2002, BIG, which accounted for approximately 66% of the Company’s total revenue on an actual basis for the year ended December 31, 2002, would have accounted for only approximately 31% of the Company’s total revenue during such period, and FCIC would have accounted for approximately 35% of the Company’s total revenue during such period. See “—General” above and “Item 13. Certain Relationships and Related Transactions.”

The Company also provides outsourcing services to several WYO carriers, including Farmers Insurance Group, AAA Auto Club South Insurance Company and Mobile USA Insurance Company, Inc. Additionally, the Company provides outsourcing services to various insurance companies, such as Armed Forces Insurance Corporation and AMICA Mutual Insurance Company.

Competition

The Company competes principally in two markets: (1) the market for flood insurance outsourcing services; and (2) the market for other P&C insurance outsourcing services. The markets for these services are highly competitive.

A few principal competitors, including Fiserv, Inc. and Electronic Data Systems, Inc, dominate the market for flood insurance outsourcing services. The Company competes for outsourcing customers in this market largely on the basis of price, customer service and responsiveness. Over the past year, the number of competitors in this market has been reduced due to several consolidating acquisitions by certain principal competitors. During the same period, entire books of business and related flood insurance policies were sold from one carrier to another as certain carriers exited the flood insurance industry. This reduction in the number of carriers writing flood insurance policies will likely make it more difficult for the Company to attract new customers for its flood insurance outsourcing services.

The market for other P&C insurance outsourcing services is fragmented. In the policy administration services segment of this market, principal competitors include Policy Management Services Corporation and Trumbull Services Corporation. In this segment of the market, the Company competes for customers largely on the basis of customer service, performance and price. The claims administration services segment of the P&C outsourcing market also is highly fragmented, with competition from a large number of claims administration companies of varying size, as well as independent contractors. Competition in this segment of the outsourcing market is principally price driven. Competitors include Pilot Insurance Company, Crawford & Company, Inc. and GAB Robbins, Inc.

The Company believes, however, that significant competition for P&C insurance outsourcing services continues to come from policy and claims administration services performed in-house by insurance companies. Insurers that fulfill some or all of their policy and claims administration needs in-house typically have made a significant investment in their information processing systems and may be less likely to utilize the Company’s services.

Certain of the Company’s competitors in each of its markets have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company, including name recognition with current and potential customers. As a result, these competitors may devote more resources to the development, promotion and sale of their services or products than the Company and respond more quickly to emerging technologies and changes in customer requirements. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive and new market pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

Employees

As of March 15, 2003 the Company had 177 full-time and 11 part-time employees, consisting of 98 in customer service and support, 36 in technical support, and 54 in management, administration and finance. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

Since January 1, 2002, the Company’s workforce has been reduced by approximately 250 employees on a net basis. The reductions, which involved primarily claims and policy administration positions, occurred principally due to reductions in the amounts of homeowners, worker’s compensation and, to a lesser extent, automobile insurance outsourcing services provided to BIG through June 30, 2002 and the subsequent amendments to the New Service Agreement, effective July 1, 2002, as a result of which the Company no longer provided policy administration or claims processing services for BIG’s personal (i.e. automobile and homeowners) insurance lines business, or claims processing for BIG’s commercial insurance lines of business. See “Item 13. Certain Relationships and Related Transactions—New Service Agreement”. The Company has also implemented staffing reductions in other areas, such as administration which management deemed appropriate.

Consideration of Strategic Alternatives

As previously reported, on January 30, 2002, the Board of Directors of the Company appointed a Special Committee, consisting of the Company’s five independent directors at that time, to evaluate possible strategic alternatives for the Company. The alternatives that the Special Committee was to consider included but were not limited to: the possible sale of the Company, the possible sale of certain assets of the Company, a possible debt or equity financing, and/or a possible going-private transaction. In August 2002 the Company announced an intention to commence a cash tender offer for all of the presently outstanding shares of its common stock, $0.01 per share (“Common Stock”), at a price of $3.08 per share, net to the seller in cash (the “Offer”). The Offer was to have been made pursuant to an Agreement and Plan of Merger, dated August 15, 2002 (the “BIG Agreement”), by and among the Company, BIG and certain direct and indirect subsidiaries of BIG. As of the date hereof, BIG beneficially owns approximately 68% of the outstanding shares of Common Stock. Pursuant to the BIG Agreement, BIG and certain of its subsidiaries had agreed not to tender the shares of Common Stock owned thereby in response to the Offer. Also pursuant to the BIG Agreement, the Company agreed to loan BIG and/or Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the insurance flood book of BUI. As disclosed elsewhere herein, all amounts due under the Line of Credit were paid in full, and the Line of Credit was terminated, on January 3, 2003.

On October 15, 2002, BIG and FNF announced that they had entered into a definitive agreement pursuant to which FNF would acquire FCIC and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, BIC, BSIC and FCIC. As described elsewhere herein, such transaction was consummated on January 3, 2003.

In late October 2002, the Company was contacted by a third party potentially interested in acquiring the Company or its business. Thereafter, the Special Committee of the Company’s Board of Directors determined that it would be appropriate to further investigate this possibility.

In November 2002, the Board of Directors of the Company, upon the recommendation of the Special Committee of the Board of Directors, withdrew its approval of, and the Company terminated its intent to commence, the Offer. The Company, the Special Committee of the Board of Directors of the Company and the Board of Directors took these actions because the Special Committee of the Board of Directors and the Board of Directors each concluded that termination of the Offer and the BIG Agreement was in the best interests of the Company and its shareholders and was required by its fiduciary duties. In reaching this conclusion, the Special Committee and the Board of Directors considered, among other things: (a) the Company’s ongoing negotiations with a third party potentially interested in acquiring the Company or its business; (b) the results of further due diligence undertaken by the Special Committee based upon information not available to the Special Committee at the time it first determined to recommend approval of the Offer; (c) ongoing concerns regarding whether the Company would have sufficient cash available in the event it proceeded with the Offer; and (d) the fact that BIG had executed an agreement with FNF, pursuant to which FNF would acquire FCIC and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and certain of its subsidiaries.

The Company continues to be engaged in final negotiations with the same third party interested in potentially acquiring the Company or its business. No assurances can be given, however, as to whether these discussions will result in a sale.

Recent Developments

As previously reported, on January 3, 2003, BIG consummated the sale of FCIC, a subsidiary of BIG and a fifty-state licensed insurance carrier, and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, BIC, BSIC and FCIC, to FNF. FNF a Fortune 500 company, is the largest title insurance and diversified real estate related services company in the United States, with total revenue of nearly $3.9 billion in 2001. The transaction involved more than 360,000 flood insurance policies originated through a nationwide network of approximately 10,000 independent agents in conjunction with the NFIP.

Effective as of the consummation of the foregoing transaction between BIG and FNF, the Company entered into the FCIC Service Agreement with FCIC, now a wholly-owned subsidiary of FNF, pursuant to which the Company continues to provide policy administration, claims administration, data processing and other related services to FCIC in connection with FCIC’s WYO Flood Insurance Program. As of the date of this Report, FCIC’s WYO Program consists solely of the flood insurance book of business previously administered by the Company on behalf of BIG. Given, among other factors, FNF’s substantial size and financial strength relative to BIG, the Company believes that FCIC’s prospects for both retention and growth of the existing flood insurance book of business are favorable. No assurances can be given, however, as to whether FCIC will be able to retain or grow the existing flood insurance book of business, or as to whether the acquisition of FCIC and certain related assets by FNF from BIG will have a positive impact on the Company’s business, financial condition or results of operations.

For the services provided by the Company under the FCIC Service Agreement, FCIC pays the Company: (i) for policy administration and other related services (other than claims administration services) a monthly fee equal to a fixed percentage (which percentage is higher for manual policies than for internet policies) of FCIC’s monthly gross written flood insurance premium (“GWP”) as measured on the effective date of each policy (commencing as of January 3, 2004, the applicable rates for internet policies and manual policies will each be reduced by 0.5%); and (ii) for claims administration services a monthly fee equal to a fixed percentage of incurred losses. The percentage rates initially applicable to FCIC under the FCIC Agreement are identical to those percentage rates which were applicable to BIG for flood insurance administration services immediately prior to the transaction between BIG and FNF.

The FCIC Service Agreement is for a six-year term, subject to early termination by either party under certain circumstances. FCIC, for example, may terminate the FCIC Service Agreement in the event of, among other things, (i) a material breach by the Company of any material representation, warranty or covenant contained therein (subject to certain limited cure rights) or (ii) the lapse, termination or cancellation of the fidelity, errors and omissions insurance coverages required to be maintained by the Company under the FCIC Service Agreement.

Pursuant to the FCIC Service Agreement, the Company has agreed to indemnify FCIC and its directors, officers, representatives, agents and employees from losses and expenses (including losses and expenses relating to lost business or profits and special, consequential or punitive damages, but only to the extent they arise out of the Company’s gross negligence, bad faith or willful misconduct) resulting from any act or omission of the Company or its agents in violation or breach of, outside the scope of, or otherwise in contravention of the terms of the FCIC Service Agreement.

The FCIC Service Agreement is not assignable by either party without the prior written consent of the other (which consent may not be unreasonably withheld). For purposes of the FCIC Service Agreement, a change of control of the Company (as defined in the agreement) would be deemed to be an assignment. Notwithstanding the foregoing, without the prior written consent of the other party, (i) FCIC may assign the FCIC Service Agreement to certain affiliated entities of FCIC and FNF and (ii) the Company may assign the FCIC Service Agreement to a third party in connection with a change of control of the Company, provided all of the following are satisfied: (a) the third party is not a direct competitor of FNF or any of its affiliates; (b) the third party (or an affiliate thereof) has (or will cause the Company to have) sufficient financial strength at the time of the proposed assignment to perform the services thereunder for the duration of the term; (c) the third party has at least three years experience in the WYO Program or agrees to maintain the Company’s operations substantially intact for a period of two years after such assignment; and (d) the third party assumes or guarantees the performance of all of the Company’s obligations under the FCIC Service Agreement.

The Audit Committee of the Board of Directors of the Company approved the FCIC Service Agreement on December 26, 2002.

The FCIC Service Agreement expressly removed FCIC as a party from the existing Amended New Service Agreement. Pursuant to the Amended New Service Agreement, however, the Company continues to provide BIG, including its BIC and BSIC subsidiaries, with IT hosting and support services, as well as various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business, with no changes in the existing fee structure. Nevertheless, as a result of the consummation of the sale of FCIC and related assets by BIG to FNF, the Company’s reliance on its affiliated customers is expected to diminish significantly on a going-forward basis. If the foregoing transaction between BIG and FNF had occurred effective January 1, 2002, BIG, which accounted for approximately 66% of the Company’s total revenue on an actual basis for year ended December 31, 2002, would have accounted for only approximately 31% of the Company’s total revenue during such period, and FCIC would have accounted for approximately 35% of the Company’s total revenue during such period.

As of December 31, 2002 and February 28, 2003, BIG owed the Company an aggregate of approximately $4.9 million and $5.2 million respectively, (substantially all of which was overdue) under the Amended New Service Agreement (including approximately $310,000 and $450,000, respectively, in late payment fees). The Company has made written demand on BIG for payment in full of all past due amounts owing under the Amended New Service Agreement, and the Audit Committee of the Company’s Board of Directors is currently considering various alternatives for collecting such past due amounts.

At the time of consummation of the transaction described above between BIG and FNF, the Company received payment in full of all amounts due and owing (approximately $6.7 million) from BIG under the Line of Credit established by the Company in favor of BIG and BUI in August 2002. The Line of Credit was secured by a first priority lien security interest in the book of flood insurance business sold by BIG to FNF. The Company terminated this security interest and all loan documentation relating to the Line of Credit, upon receipt of all amounts owing under the Line of Credit.

Effective January 7, 2003, William D. Hussey resigned as a director of the Company for health-related reasons. As a result of Mr. Hussey’s resignation (and the earlier resignations of Mr. Alejandro M. Sanchez and Mr. Robert G. Menke), the Company’s Board of Directors presently consists of six (6) members.

Risk Factors

The Company’s financial condition and results of operations may be impacted by a number of factors, including but not limited to the following, any of which could cause actual results to materially differ from historical or anticipated results.

Reliance on Key Customer.    Historically, the Company has derived a substantial portion of its revenues from outsourcing services provided to its principal shareholder, BIG. For the years ended December 31, 2000, 2001, and 2002, revenues from services provided to BIG accounted for approximately 60%, 49%, and 66% of the Company’s total revenues (including discontinued operations), respectively, and approximately 83%, 68%, and 66%, respectively, of the Company’s revenues from outsourcing services (for continuing operations). As described elsewhere herein, on January 3, 2003, FNF acquired from BIG both FCIC, a subsidiary of BIG and a fifty-state licensed insurance carrier, and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, BIC, BSIC and FCIC. Effective as of the consummation of the foregoing transaction between BIG and FNF, the Company entered into the FCIC Service Agreement, pursuant to which the Company continues to provide policy administration, claims administration, data processing and other related services to FCIC in connection with the FCIC’s WYO Flood Insurance Program. In addition, pursuant to the Amended New Service Agreement, the Company continues to provide BIG IT hosting and support services, as well as various other back-office support services in connection with BIG’s personal and commercial insurance lines of business. If the foregoing transaction between BIG and FNF had occurred effective January 1, 2002, BIG, which accounted for approximately 66% of the Company’s total revenue on an actual basis for the year ended December 31, 2002, would have accounted for only approximately 31% of the Company’s total revenue during such year, and FCIC would have accounted for approximately 35% of the Company’s total revenue during such year. Thus, the Company’s future financial condition and results of operations will depend upon the commercial success of FCIC and, to a lesser extent, BIG, and upon the continued willingness of such entities to utilize the Company’s services.

Dependence on Economic and Other Factors; Fluctuations in Quarterly Operating Results.    The Company’s business is dependent upon various factors, such as general economic conditions and weather patterns, which are beyond its control. For example, natural disasters such as hurricanes, tornadoes, and floods, all of which are unpredictable, directly impact the demand for the Company’s outsourcing services. Fluctuations in weather patterns, general economic conditions and various other factors will likely produce fluctuations in the Company’s quarterly earnings and operating results.

Class Action Litigation.    On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company’s Common Stock pursuant and/or traceable to the registration statement for the Company’s February 1999 initial public offering (the “IPO”). The lawsuits were consolidated on December 1, 2000, and the consolidated action is proceeding under Case No. 8:00-CV-2013-T-26MAP (the “IPO Litigation”). The plaintiff’s Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendants the following parties: the Company; BIG, Venture Capital Corporation, a selling shareholder in the IPO; the five inside directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to: (i) the Company’s ability to integrate Geotrac’s flood zone determination business with the Company’s own flood zone determination business and with its insurance outsourcing services business; (ii) actual and anticipated synergies between the Company’s flood zone determination and outsourcing services business lines; and (iii) the Company’s use of the IPO proceeds. The complaint seeks unspecified damages, including interest, and equitable relief, including a rescission remedy. On March 26, 2001, the Company, BIG and the five inside director defendants filed a motion to dismiss the plaintiff’s complaint for, among other things, failure to allege material misstatements and/or omissions in the roadshow presentations, registration statement and/or prospectus relating to the IPO. On July 11, 2001, U.S. District Judge Richard A. Lazzara denied all of the defendants’ motions to dismiss the complaint.

The case had been set for trial during the trial term commencing May 5, 2003. On August 6, 2002, the plaintiff offered to accept, in full settlement of the IPO Litigation as to all defendants, payment of $2.1 million to the putative plaintiff class. On August 14, 2002, the Company’s Board of Directors voted to accept this offer, and the issuer of the Company’s applicable Directors and Officers and Company Reimbursement insurance policy has agreed to pay $2.1 million to the plaintiff class. The settlement was also approved by BIG and by the other defendants represented by Company counsel. The parties to the IPO Litigation have negotiated and signed a Memorandum of Understanding (“MOU”) of the principal material settlement terms, and the parties presently are preparing a Stipulation and Agreement of Settlement, and related documents, for submission to Judge Lazzara. The settlement is contingent upon approval by Judge Lazzara, following notice to the members of the plaintiff class of, and a hearing on, the proposed settlement terms. The Company believes that the material allegations of the complaint are without merit, but has elected to settle the IPO Litigation to avoid the time, expense and risks associated with continuing the IPO Litigation. No assurances can be given, if the settlement is not consummated, with respect to the outcome of the IPO Litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Following the announcement in August 2002 of the Company’s intention to commence a cash tender offer for all presently outstanding publicly-held shares of its Common Stock (the “Going-Private Transaction”), three alleged shareholders of the Company, each on behalf of a putative class consisting of the Company’s current public shareholders (the “Public Shareholders”), filed lawsuits against, among others, the Company and the Company’s current directors, challenging, among other things, the proposed Going-Private Transaction. The lawsuits were styled Pennapacker v. Insurance Management Solutions Group, Inc., et al., Case No. 02-6636 CI-011 and Karcich v. Insurance Management Solutions Group, Inc., et al., Case No. 02-6712 CI-008 (collectively, the “Pennapacker/Karcich Litigation”), and Short v. Insurance Management Solutions Group, Inc., et al., Case No. 02-6964 CI-013 (the “Short Litigation”). Each lawsuit was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida.

On November 4, 2002, the Pennapacker and Karcich cases were consolidated. As described elsewhere herein, on November 21, 2002, the Company announced that its Board of Directors, upon the recommendation of a Special Committee thereof, had withdrawn its approval of, and the Company had terminated its intent to commence, the Going-Private Transaction. See “—Consideration of Strategic Alternatives.” On December 6, 2002, a First Amended and Consolidated Class Action Complaint (the “Amended Complaint”) was filed in the Pennapacker/Karcich Litigation. The Amended Complaint names as defendants the Company, BIG and seven current or former directors of the Company. The pending complaint in the Short Litigation, filed August 30, 2002, names as defendants the Company and seven current or former directors of the Company.

In the Pennapacker/Karcich Litigation, the plaintiffs allege that each defendant has breached its or his fiduciary duties to the Public Shareholders in connection with the Company’s operations, the Going-Private Transaction, and the Company’s discussions with a third party potentially interested in acquiring the Company or its business. Specifically, the plaintiffs allege that each defendant either has violated its or his fiduciary duties (including its or his duties of loyalty, care, good faith, candor and independence), or is aiding and abetting other defendants’ breaches of their fiduciary duties, by, among other things, allegedly: (i) attempting to usurp through the Going-Private Transaction various funds obtained by the Company through its IPO and by its subsequent sale of the stock of the Company’s former Geotrac subsidiary; (ii) negotiating a transaction with an unnamed bidder for an undisclosed price for the Company or its business which plaintiffs believe will be inadequate; (iii) attempting to discourage other offers for the Company or its assets; (iv) falsely conditioning the Public Shareholders to believe that the Company’s value is impaired by a purported foreseeable decline in demand by BIG for the Company’s products and services, for the sole purpose of reducing the perceived value of the Company; (v) issuing a false and misleading registration statement in connection with the Company’s IPO; (vi) improperly brokering assets back and forth between the Company and BIG, based on non-arm’s length negotiations; (vii) allowing BIG to usurp critical Company assets and then allowing BIG to extend the deadline for repayment, without any consideration for the Company; (viii) misleading the Public Shareholders as to the true nature of the Company’s relationship with BIG and the true foreseeable dependence of BIG on the

Company; (ix) managing the Company to dismal operating results and a low stock price; (x) failing to fill vacancies on the Company’s board of directors; (xi) asking the same financial advisor who reviewed the Going-Private Transaction to review the terms of the potential sale of the Company or its business; and (xii) attempting to usurp benefits of the Company for themselves as a result of the potential sale of the Company or its business.

The Amended Complaint in the Pennapacker/Karcich Litigation seeks as relief: (i) unspecified damages (including costs, attorney’s fees and expert witness fees); (ii) equitable relief directing the individual defendants to exercise their fiduciary duties to properly negotiate a fair transaction with BIG or with any other “acquirer,” which properly and adequately compensates the Public Shareholders for their shares, or any other transaction which is in the best interests of the Public Shareholders; and (iii) equitable relief rescinding any impediments that would prevent additional offers by qualified third parties for the Company or its business.

In the Short Litigation, the plaintiff alleged that in connection with the Going-Private Transaction, the defendants to the Short Litigation would fail to supply the Public Shareholders with sufficient information to enable them to make informed decisions with regard to the Going-Private Transaction, including material non-public information concerning the value of the Company’s assets, the full extent of the Company’s future earnings potential, and the Company’s expected increase in profitability. The plaintiff also alleged that the defendants have engaged in self-dealing, are not acting in good faith toward the Public Shareholders, and have breached their fiduciary duties to the Public Shareholders. Specifically, the plaintiff alleges, among other things, that: (i) the Company timed the Going-Private Transaction such that BIG and its affiliates would capture the Company’s future potential and value for their own ends without paying the Public Shareholders an adequate or fair value for their shares of Company Common Stock; (ii) the Company’s directors structured the Going-Private Transaction to benefit BIG and its affiliates at a substantially unfair price to the Company and its Public Shareholders, with the effect that BIG and its affiliates would acquire the Company’s assets and benefits at little or no cost by using the Company’s resources to fund the Going-Private Transaction and to provide substantial funding to BIG and its affiliates; (iii) the defendants’ valuation of the Company for purposes of the Going-Private Transaction inadequately evaluated the Company’s assets and total worth; (iv) certain of the individual defendants did not adequately take into consideration purported material conflicts of interest on the Company’s board of directors; and (vi) the Company’s acceptance of the terms of the Going-Private Transaction amounted to a rejection of a preferable prior offer made by BIG and its affiliates for the shares of Company Common Stock held by the Public Shareholders.

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

On September 25, 2002, the Company and three other defendants to the Short Litigation removed the Short litigation to the U.S. District Court for the Middle District of Florida. On November 26, 2002, the Short Litigation was remanded to the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. The judge assigned to both the Pennapacker/Karcich Litigation and the Short Litigation is scheduled to hold a hearing on March 28, 2003 concerning whether it is appropriate to consolidate the two cases. Pending that hearing, there has been no recent activity in either case.

Although management of the Company believes that the material allegations of the complaints in the Pennapacker/Karcich Litigation and the Short Litigation are without merit and intends to vigorously defend the lawsuits, no assurances can be given with respect to the outcome of either the Pennapacker/Karcich Litigation or the Short Litigation. Moreover, such litigation could have a material adverse effect on the Company’s business, financial condition and results of operation and could adversely affect the Company’s ability to consummate any transaction.

Regulatory Matters.    Bankers Insurance Company (“BIC”), a subsidiary of BIG, and Bankers Life Insurance Company (“BLIC”) and Bankers Security Insurance Company (“BSIC”), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the “DOI”), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator’s unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charged BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notified BIC, BLIC and BSIC that the Insurance Commissioner intended to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida. Effective February 6, 2002, BIC, BLIC and BSIC entered into a Consent Order with the DOI pursuant to which the DOI’s administrative action against BIC, BLIC and BSIC was dismissed. Also pursuant to this Consent Order, such entities were ordered to pay penalties totaling $1 million (consisting of a fine of $700,000 and reimbursement of attorneys’ fees of $300,000), Robert M. Menke was prohibited from acting as chairman or an officer of any of such entities for a period of three years, another executive officer of each of these entities was removed from such positions, and certain other compliance-related requirements were imposed. BIG has advised the Company that, to date, the terms of the Consent Order have not had a material adverse effect on the business and/or operations of BIG, and that the Consent Order should not have a material adverse effect on the business and/or operations of BIG in the future, but no assurances can be given in this regard.

On November 19, 1999, the United States, on behalf of the Federal Emergency Management Agency (“FEMA”), filed a civil action against BIC in the United States District Court for the District of Maryland stemming from FEMA’s investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program (“NFIP”). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act. The complaint further alleges various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million, as well as treble, punitive and consequential damages, costs and interest. The suit is currently stayed pending arbitration following a decision by the United States Court of Appeals for the Fourth Circuit in favor of BIC on its motion to stay the litigation pending arbitration. The government has not appealed the Fourth Circuit Court of Appeal ruling requiring arbitration and the case is stayed pending arbitration. By letter dated January 30, 2002, FEMA notified BIC that it intends to move forward with arbitration and set forth proposed procedures. BIC has informed the Company that it intends to vigorously defend against the action.

FEMA’s investigation of certain claims processing practices of BIC in connection with its participation in the NFIP is continuing, and BIC has produced documentation in connection therewith. If the parties are either unable to reach agreement in these matters or resolve their disagreement in arbitration, the United States could amend its complaint against BIC to add additional claims under the False Claims Act and/or various common law and equitable theories relating to such matters. In the event such continuing investigation or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss of, or a material decrease in, the Company’s business from BIC. Importantly, however, given the consummation on January 3, 2003 of the sale by BIG to FNF of FCIC, a subsidiary of BIG and a fifty-state licensed insurance carrier, and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and certain of its subsidiaries, the outcome of this FEMA investigation of BIC should not have a material effect on the Company’s business, financial condition and results of operations.

Government Regulation.    As a provider of policy and claims processing to the flood insurance industry, the Company is subject to extensive and continuously changing guidelines of the Federal Insurance Administration. No assurance can be given with respect to the extent to which the Company may become subject to regulation in the future, the ability of the Company to comply with any such regulation, the cost of compliance or an abrupt change in the overall concept or delivery of the flood insurance product on behalf of the federal government. Moreover, if the federal government were to curtail the current federal flood program, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

The P&C insurance industry is subject to extensive regulation by state governments. Because the Company markets and sells its services to P&C insurers, certain aspects of the Company’s business are affected by such regulation. The Company must continuously update its software to reflect changes in regulations. In addition, changes in regulations that adversely affect the Company’s existing and potential customers could have a material adverse effect on the Company’s business, financial condition and results of operations. Although the Company’s services are not directly subject to insurance regulations in the states where the Company currently provides such services, the Company’s outsourcing services may be subject to insurance regulations in states where the Company may do business in the future. Such regulations could require the Company to obtain a license as a managing general agent or third-party administrator. Failure to perform in accordance with state regulations could result in the loss of significant insurance clients. No assurance can be given with respect to the extent to which the Company may become subject to regulation in the future, the ability of the Company to comply with any such regulation, or the cost of compliance.

Control by Principal Shareholder; Conflicts of Interest.    BIG currently owns approximately 68% of the outstanding shares of the Company’s Common Stock. As a result, BIG is able to elect the Company’s directors and determine the outcome of other matters requiring shareholder approval. BIG’s ultimate parent, Bankers International Financial Corporation, Ltd., is wholly owned by a discretionary charitable trust. David K. Meehan, and Robert M. Menke, directors of the Company, presently serve on the board of directors of a corporation that possesses discretionary power with respect to this trust to (i) direct the trustee to appoint the trust fund to another trust for the benefits of one or more of the beneficiaries of the trust and (ii) remove the trustee and appoint one or more new trustees.

BIG’s ownership of shares of Common Stock may discourage or prevent unsolicited mergers, acquisitions, tender offers, proxy contests or changes of incumbent management, even when shareholders other than BIG may consider a transaction or event to be in their best interests. Accordingly, holders of Common Stock may be deprived of an opportunity to sell their shares at a premium over the trading price of the shares.

Certain officers and directors of the Company also serve as officers and directors of BIG. Mr. Meehan’s resignation as Chairman of the Board of the Company effective July 1, 2002 coincided with his appointment as President and Chief Executive Officer of each of BIC, BSIC and FCIC, all direct or indirect subsidiaries of BIG. Mr. Meehan also serves as Vice Chairman of the Board of Directors of BIG and Robert M. Menke serves as a Director of BIG. In addition, as described below, the Company continues to have a variety of contractual relationships with BIG. As the interests of the Company and BIG may differ, Messrs. Meehan and Menke may face certain conflicts of interest.

The Company’s relationship with BIG is governed by various agreements. None of the foregoing agreements resulted from arm’s-length negotiations. Nevertheless, the Audit Committee of the Board of Directors has approved each of these agreements, and management of the Company believes that the transactions provided for therein are on terms no less favorable than those that could be obtained on an arm’s-length basis from independent third parties.

Dependence on Senior Management.    The success of the Company is largely dependent upon the efforts, direction and guidance of its senior management and, in particular, David M. Howard, the Company’s Chairman of the Board, President and Chief Executive Officer. The Company’s success depends in part on its ability to attract and retain qualified managers, and on the ability of its executive officers and key employees to manage its operations successfully. The loss of any of the Company’s senior management or key personnel, or the inability to attract and retain key management personnel in the future, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Limited Operating History in Third-party Outsourcing.    As BIG’s outsourcing provider, the Company became a significant provider of flood insurance outsourcing services. A key element of the Company’s strategy had been to leverage its experience and expertise in servicing BIG’s flood, homeowners and automobile business to market its outsourcing capabilities to other insurance companies and financial institutions. To date, the Company has not been successful in implementing this strategy. Moreover, given that the Company ceased providing policy administration and claims processing services for BIG’s automobile and homeowners lines effective as of July 1, 2002, the Company’s ability to implement successfully this strategy has become even more unlikely.

Existence of Well-positioned Competitors.    The Company competes principally in two markets: (1) the market for flood insurance outsourcing services; and (2) the market for other P&C insurance outsourcing services. The markets for these services are highly competitive.

A few principal competitors, including Fiserv, Inc. and Electronic Data Systems, Inc, dominate the market for flood insurance outsourcing services. The Company competes for outsourcing customers in this market largely on the basis of price, customer service and responsiveness. Over the past year, the number of competitors in this market has been reduced due to several consolidating acquisitions by certain principal competitors. During the same period, entire books of business and related flood insurance policies were sold from one carrier to another as certain carriers exited the flood insurance industry. This reduction in the number of carriers writing flood insurance policies will likely make it more difficult for the Company to attract new customers for its flood insurance outsourcing services.

The market for other P&C insurance outsourcing services is fragmented. In the policy administration services segment of this market, principal competitors include Policy Management Services Corporation and Trumbull Services Corporation. In this segment of the market, the Company competes for customers largely on the basis of customer service, performance and price. The claims administration services segment of the P&C outsourcing market also is highly fragmented, with competition from a large number of claims administration companies of varying size, as well as independent contractors. Competition in this segment of the outsourcing market is principally price driven. Competitors include Pilot Insurance Company, Crawford & Company, Inc. and GAB Robbins, Inc.

The Company believes, however, that significant competition for P&C insurance outsourcing services continues to come from policy and claims administration services performed in-house by insurance companies. Insurers that fulfill some or all of their policy and claims administration needs in-house typically have made a significant investment in their information processing systems and may be less likely to utilize the Company’s services.

Certain of the Company’s competitors in each of its markets have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company, including name recognition with current and potential customers. As a result, these competitors may devote more resources to the development, promotion and sale of their services or products than the Company and respond more quickly to emerging technologies and changes in customer requirements. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive and new market pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

Potential Liability to Clients.    Many of the Company’s contractual engagements involved projects that are critical to the operations of its clients’ business and provide benefits that may be difficult to quantify. Any failure in a client’s system could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. Although the Company may attempt to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its services, there can be no assurance that the limitations of liability, if any, set forth in its service contracts will be enforceable in all instances or would otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage, or changes in the Company’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Trend Toward Outsourcing.    The Company’s business and growth depend in large part on the insurance industry’s trend toward outsourcing administration and information technology services. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. A significant change in the direction of this trend could have a material adverse effect on the Company’s business, financial condition and results of operations.

Volatility of Stock Price; Impact of De-listing.    The Company believes that various factors such as general economic conditions and changes or volatility in the financial markets, changing market conditions, and quarterly or annual variations in the Company’s financial results, some of which are unrelated to the Company’s performance, could cause the market price of its Common Stock to fluctuate substantially.

Effective the close of business on February 21, 2001, the Company’s Common Stock was de-listed from trading on the NASDAQ National Market due to the Company’s inability to remain in compliance with certain maintenance standards required for continued listing on the NASDAQ National Market. Since that time, the Common Stock has been eligible to trade on the OTC Bulletin Board. The Common Stock does not now, and may never, meet the requirements for re-listing on the NASDAQ National Market. The Company’s inability to list its Common Stock on the NASDAQ National Market substantially reduces the liquidity of, and market for, the Common Stock.

ITEM 2.     PROPERTIES

The following table sets forth certain information with respect to the principal facilities used in the Company’s operations:

LOCATION	SQUARE FEET	FUNCTIONS	LEASE EXPIRATION
St. Petersburg, Florida	12,740	Outsourcing Services	August 2005 (1)
St. Petersburg, Florida	35,500	Corporate Headquarters and Outsourcing Services	February 2005 (1)
St. Petersburg, Florida (2)	5,000	Outsourcing and Services	December 2003 (1)
Dunedin, Florida	5,200	Outsourcing Services	February 2007

(1)	The Company has the option to renew each of these leases for an additional period.
(2)	This facility is subleased from Bankers Financial Corporation, the direct parent corporation of BIG.

The Company believes that its existing facilities and additional or alternate available space are adequate to meet its needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

On September 28, 2000, October 25, 2000 and October 30, 2000, three alleged shareholders of the Company filed three nearly identical lawsuits in the United States District Court for the Middle District of Florida, each on behalf of a putative class of all persons who purchased shares of the Company’s Common Stock pursuant and/or traceable to the registration statement for the Company’s IPO in February 1999. The lawsuits were consolidated on December 1, 2000, and the consolidated action is proceeding under Case No. 8:00-CV-2013-T-26MAP (the “IPO Litigation”). The plaintiff’s Consolidated Amended Class Action Complaint, filed February 7, 2001, names as defendant the following parties: the Company; BIG, Venture Capital Corporation, a selling shareholder in the IPO; the five inside directors of the Company at the time of the IPO; and Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc., the underwriters for the IPO. The complaint alleges, among other things, that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making certain false and misleading statements in the roadshow presentations, registration statement and prospectus relating to the IPO. More specifically, the complaint alleges that, in connection with the IPO, the defendants made various material misrepresentations and/or omissions relating to: (i) the Company’s ability to integrate Geotrac’s flood zone determination business with the Company’s own flood zone determination business and with its insurance outsourcing services business; (ii) actual and anticipated synergies between the Company’s flood zone determination and outsourcing services business lines; and (iii) the Company’s use of the IPO proceeds. The complaint seeks unspecified damages, including interest, and equitable relief, including a rescission remedy. On March 26, 2001, the Company, BIG and the five inside director defendants filed a motion to dismiss the plaintiff’s complaint for, among other things, failure to allege material misstatements and/or omissions in the roadshow presentations, registration statement and/or prospectus relating to the IPO. On July 11, 2001, U.S. District Judge Richard A. Lazzara denied all of the defendants’ motions to dismiss the complaint.

The case had been set for trial during the trial term commencing May 5, 2003. On August 6, 2002, the plaintiff offered to accept, in full settlement of the IPO Litigation as to all defendants, payment of $2.1 million to the putative plaintiff class. On August 14, 2002, the Company’s Board of Directors voted to accept this offer, and the issuer of the Company’s applicable Directors and Officers and Company Reimbursement insurance policy has agreed to pay $2.1 million to the plaintiff class. The settlement was also approved by BIG and by the other defendants represented by Company counsel. The parties to the IPO Litigation have negotiated and signed a Memorandum of Understanding (“MOU”) of the principal material settlement terms, and the parties presently are preparing a Stipulation and Agreement of Settlement, and related documents, for submission to Judge Lazzara. The settlement is contingent upon approval by Judge Lazzara, following notice to the members of the plaintiff class of, and a hearing on, the proposed settlement terms. The Company believes that the material allegations of the complaint are without merit, but has elected to settle the IPO Litigation to avoid the time, expense and risks associated with continuing the IPO Litigation. No assurances can be given, if the settlement is not consummated, with respect to the outcome of the IPO Litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Following the announcement in August 2002 of the Company’s intention to commence a cash tender offer for all presently outstanding publicly-held shares of its Common Stock (the “Going-Private Transaction”), three alleged shareholders of the Company, each on behalf of a putative class consisting of the Company’s current public shareholders (the “Public Shareholders”), filed lawsuits against, among others, the Company and the Company’s current directors, challenging, among other things, the proposed Going-Private Transaction. The lawsuits were styled Pennapacker v. Insurance Management Solutions Group, Inc., et al., Case No. 02-6636 CI-011 and Karcich v. Insurance Management Solutions Group, Inc., et al., Case No. 02-6712 CI-008 (collectively, the “Pennapacker/Karcich Litigation”), and Short v. Insurance Management Solutions Group, Inc., et al., Case No. 02-6964 CI-013 (the “Short Litigation”). Each lawsuit was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida.

On November 4, 2002, the Pennapacker and Karcich cases were consolidated. As described elsewhere herein, on November 21, 2002, the Company announced that its Board of Directors, upon the recommendation of a Special Committee thereof, had withdrawn its approval of, and the Company had terminated its intent to commence, the Going-Private Transaction. See “Item 1. Business—Consideration of Strategic Alternatives”. On December 6, 2002, a First Amended and Consolidated Class Action Complaint (the “Amended Complaint”) was filed in the Pennapacker/Karcich Litigation. The Amended Complaint names as defendants the Company, BIG and seven current or former directors of the Company. The pending complaint in the Short Litigation, filed August 30, 2002, names as defendants the Company and seven current or former directors of the Company.

In the Pennapacker/Karcich Litigation, the plaintiffs allege that each defendant has breached its or his fiduciary duties to the Public Shareholders in connection with the Company’s operations, the Going-Private Transaction, and the Company’s discussions with a third party potentially interested in acquiring the Company or its business. Specifically, the plaintiffs allege that each defendant either has violated its or his fiduciary duties (including its or his duties of loyalty, care, good faith, candor and independence), or is aiding and abetting other defendants’ breaches of their fiduciary duties, by, among other things, allegedly: (i) attempting to usurp through the Going-Private Transaction various funds obtained by the Company through its IPO and by its subsequent sale of the stock of the Company’s former Geotrac subsidiary; (ii) negotiating a transaction with an unnamed bidder for an undisclosed price for the Company or its business which plaintiffs believe will be inadequate; (iii) attempting to discourage other offers for the Company or its assets; (iv) falsely conditioning the Public Shareholders to believe that the Company’s value is impaired by a purported foreseeable decline in demand by BIG for the Company’s products and services, for the sole purpose of reducing the perceived value of the Company; (v) issuing a false and misleading registration statement in connection with the Company’s IPO; (vi) improperly brokering assets back and forth between the Company and BIG, based on non-arm’s length negotiations; (vii) allowing BIG to usurp critical Company assets and then allowing BIG to extend the deadline for repayment, without any consideration for the Company; (viii) misleading the Public Shareholders as to the true nature of the Company’s relationship with BIG and the true foreseeable dependence of BIG on the Company; (ix) managing the Company to dismal operating results and a low stock price; (x) failing to fill vacancies on the Company’s board of directors; (xi) asking the same financial advisor who reviewed the Going-Private Transaction to review the terms of the potential sale of the Company or its business; and (xii) attempting to usurp benefits of the Company for themselves as a result of the potential sale of the Company or its business.

The Amended Complaint in the Pennapacker/Karcich Litigation seeks as relief: (i) unspecified damages (including costs, attorney’s fees and expert witness fees); (ii) equitable relief directing the individual defendants to exercise their fiduciary duties to properly negotiate a fair transaction with BIG or with any other “acquirer,” which properly and adequately compensates the Public Shareholders for their shares, or any other transaction which is in the best interests of the Public Shareholders; and (iii) equitable relief rescinding any impediments that would prevent additional offers by qualified third parties for the Company or its business.

In the Short Litigation, the plaintiff alleged that in connection with the Going-Private Transaction, the defendants to the Short Litigation would fail to supply the Public Shareholders with sufficient information to enable them to make informed decisions with regard to the Going-Private Transaction, including material non-public information concerning the value of the Company’s assets, the full extent of the Company’s future earnings potential, and the Company’s expected increase in profitability. The plaintiff also alleged that the defendants have engaged in self-dealing, are not acting in good faith toward the Public Shareholders, and have breached their fiduciary duties to the Public Shareholders. Specifically, the plaintiff alleges, among other things, that: (i) the Company timed the Going-Private Transaction such that BIG and its affiliates would capture the Company’s future potential and value for their own ends without paying the Public Shareholders an adequate or fair value for their shares of Company Common Stock; (ii) the Company’s directors structured the Going-Private Transaction to benefit BIG and its affiliates at a substantially unfair price to the Company and its Public

Shareholders, with the effect that BIG and its affiliates would acquire the Company’s assets and benefits at little or no cost by using the Company’s resources to fund the Going-Private Transaction and to provide substantial funding to BIG and its affiliates; (iii) the defendants’ valuation of the Company for purposes of the Going-Private Transaction inadequately evaluated the Company’s assets and total worth; (iv) certain of the individual defendants did not adequately take into consideration purported material conflicts of interest on the Company’s board of directors; and (vi) the Company’s acceptance of the terms of the Going-Private Transaction amounted to a rejection of a preferable prior offer made by BIG and its affiliates for the shares of Company Common Stock held by the Public Shareholders.

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

On September 25, 2002, the Company and three other defendants to the Short Litigation removed the Short litigation to the U.S. District Court for the Middle District of Florida. On November 26, 2002, the Short Litigation was remanded to the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. The judge assigned to both the Pennapacker/Karcich Litigation and the Short Litigation is scheduled to hold a hearing on March 28, 2003 concerning whether it is appropriate to consolidate the two cases. Pending that hearing, there has been no recent activity in either case.

Although management of the Company believes that the material allegations of the complaints in the Pennapacker/Karcich Litigation and the Short Litigation are without merit and intends to vigorously defend the lawsuits, no assurances can be given with respect to the outcome of either the Pennapacker/Karcich Litigation or the Short Litigation. Moreover, such litigation could have a material adverse effect on the Company’s business, financial condition and results of operation and could adversely affect the Company’s ability to consummate any transaction.

Bankers Insurance Company (“BIC”), a subsidiary of BIG, and Bankers Life Insurance Company (“BLIC”) and Bankers Security Insurance Company (“BSIC”), subsidiaries of BIC, have been subject to an investigation by the Florida Department of Insurance (the “DOI”), the principal regulator of insurance activities in the State of Florida, stemming from their use of a private investigator to gather information on a DOI employee and the private investigator’s unauthorized use of illegal wiretaps in connection therewith. On March 23, 2000, the Treasurer and Insurance Commissioner of the State of Florida, as head of the DOI, filed an administrative complaint against BIC, BLIC and BSIC based upon the results of such investigation. The administrative complaint charged BIC, BLIC and BSIC with violating various provisions of the Florida Insurance Code including, among other things, a provision requiring insurance companies to have management, officers or directors that are, among other things, trustworthy. The complaint further notified BIC, BLIC and BSIC that the Insurance Commissioner intended to impose such penalties or take such other administrative actions as may be proper or appropriate under applicable law, including possibly entering an order suspending or revoking the certificates of authority of BIC, BLIC and BSIC to conduct business as insurance companies in the State of Florida. Effective February 6, 2002, BIC, BLIC and BSIC entered into a Consent Order with the DOI pursuant to which the DOI’s administrative action against BIC, BLIC and BSIC was dismissed. Also pursuant to this Consent Order, such entities were ordered to pay penalties totaling $1 million (consisting of a fine of $700,000 and reimbursement of attorneys’ fees of $300,000), Robert M. Menke was prohibited from acting as chairman or an officer of any of such entities for a period of three years, another executive officer of each of these entities was removed from such positions, and certain other compliance-related requirements were imposed. BIG has advised the Company that, to date, the terms of the Consent Order have not had a material adverse effect on the business and/or operations of BIG, and that the Consent Order should not have a material adverse effect on the business and/or operations of BIG in the future, but no assurances can be given in this regard.

On November 19, 1999, the United States, on behalf of the Federal Emergency Management Agency (“FEMA”), filed a civil action against BIC in the United States District Court for the District of Maryland stemming from FEMA’s investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program (“NFIP”). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act. The complaint further alleges various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million, as well as treble, punitive and consequential damages, costs and interest. The suit is currently stayed pending arbitration following a decision by the United States Court of Appeals for the Fourth Circuit in favor of BIC on its motion to stay the litigation pending arbitration. The government has not appealed the Fourth Circuit Court of Appeal ruling requiring arbitration and the case is stayed pending arbitration. By letter dated January 30, 2002, FEMA notified BIC that it intends to move forward with arbitration and set forth proposed procedures. BIC has informed the Company that it intends to vigorously defend against the action.

FEMA’s investigation of certain claims processing practices of BIC in connection with its participation in the NFIP is continuing, and BIC has produced documentation in connection therewith. If the parties are either unable to reach agreement in these matters or resolve their disagreement in arbitration, the United States could amend its complaint against BIC to add additional claims under the False Claims Act and/or various common law and equitable theories relating to such matters. In the event such continuing investigation or any consequence thereof materially adversely affects the business or operations of BIC, it could result in the loss of, or a material decrease in, the Company’s business from BIC. Importantly, however, given the consummation on January 3, 2003 of the sale by BIG to FNF of FCIC, a subsidiary of BIG and a fifty-state licensed insurance carrier, and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and certain of its subsidiaries, the outcome of this FEMA investigation of BIC should not have a material effect on the Company’s business, financial condition and results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

In February 1999, the Company completed an initial public offering of its Common Stock. Until February 21, 2001, the Company’s Common Stock was traded on the NASDAQ National Market under the symbol “INMG.” Effective the close of business on February 21, 2001, the Company’s Common Stock was de-listed from trading on the NASDAQ National Market due to the Company’s inability to remain in compliance with certain maintenance standards required for continued listing on the NASDAQ National Market. Since that time, the Common Stock has been eligible to trade on the OTC Bulletin Board. The OTC Bulletin Board is operated by the National Association of Securities Dealers, Inc., as a forum for electronic trading and quotation.

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

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2001
January 1, 2001 through February 21, 2001	$.94	$.56
February 22, 2001 through March 31, 2001	.78	.31
Second quarter ended June 30, 2001	1.44	.38
Third quarter ended September 30, 2001	2.37	1.35
Fourth quarter ended December 31, 2001	3.20	2.00
YEAR ENDED DECEMBER 31, 2002
First quarter ended March 31, 2002	3.75	2.15
Second quarter ended June 30, 2002	3.65	1.75
Third quarter ended September 30, 2002	3.08	1.35
Fourth quarter ended December 31, 2002	2.90	2.55

As of March 6, 2003, there were 71 record holders of the Company’s Common Stock.

The Company did not pay any dividends in 2001 or 2002. The Company currently does not anticipate paying any dividends in the foreseeable future, although no assurances can be given in this regard.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Stock Option Plans.”

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following selected consolidated financial data of the Company as of and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 has been derived from the Company’s audited consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues
Outsourcing services	$39,571	$52,805	$46,855	$57,114	$32,264

Total revenues	39,571	52,805	46,855	57,114	32,264

Expenses
Cost of outsourcing services	28,154	38.939	37,695	41,903	26,866
Selling, general and administrative	3,428	6,601	7,439	6,945	7,462
Management services from Parent	3,156	2,165	1,861	1,327	406
Deferred compensation (non-recurring item)	728	—	—	—	—
Depreciation and amortization	2,237	3,230	3,024	2,973	2,835

Total expenses	37,703	50,935	50,019	53,148	37,569

Operating income/(loss)	1,868	1,870	(3,164)	3,966	(5,305)
Interest income	332	342	307	282	955
Interest expense (1)	(1,268)	(255)	(61)	(6)	(3)
Income/(loss) before income taxes and discontinued operations	932	1,957	(2,918)	4,242	(4,353)
Provision/(benefit) for income taxes	501	832	(731)	1,376	(1,331)
Income/(loss) before discontinued operations (4)	431	1,125	(2,187)	2,866	(3,022)
Income from operations of discontinued operations, net of income tax (4)	3,422	2,070	1,678	2,413	—
(Loss) on disposal of discontinued operations, net of income tax (4)	—	—	—	(2,826)	—

Net income/(loss)	3,853	3,195	(509)	2,453	(3,022)

Net income/(loss) per common share	.38	.26	(.04)	.19	(.25)

Weighted average common shares Outstanding (2)	10,264	12,448	12,794	12,795	12,272

Dividends declared on common stock (3)	1,100	—	—	—	—

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In Thousands)
Balance Sheet Data:
Working capital/(deficiency)	$(9,129)	$2,805	$3,293	$25,008	$24,453
Total assets	31,580	37,462	39,581	40,999	34,991
Long-term debt, less current portion	1,428	185	—	—	—
Notes payable-affiliates, less current portion	4,028	—	—	—	—
Total shareholders’ equity	8,689	32,885	33,113	34,410	31,400

(1)	Dividends declared on Preferred Stock for the year ended December 31, 1998 were $189,370, and are included in interest expense.
(2)	In February 1999, the Company completed an initial public offering (“IPO”) of 3,350,000 shares of Common Stock at a price of $11.00 per share. Of the 3,350,000 shares sold in the IPO, 1,350,000 shares were sold by Venture Capital Corporation, a Cayman Islands company, and 2,000,000 shares were sold by the Company. The offering generated net proceeds to the Company of $19,164,000, after deducting offering expenses of approximately $1,296,000 paid by the Company.

(3)	In June 1998 the Company paid dividends of $1.1 million to BIG. The Company currently anticipates that any earnings will be retained for operating purposes and does not anticipate declaring or paying any cash dividends in the foreseeable future.
(4)	Effective December 28, 2001, with shareholder approval, the Company sold its wholly owned subsidiary, Geotrac, pursuant to a Stock Purchase Agreement dated September 30, 2001 to Geotrac Holdings, Inc. Correspondingly, Geotrac’s operations are presented as discontinued operations herein.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, as well as the risk factors highlighted above in “Item 1. Business—Risk Factors.”

Background

Insurance Management Solutions Group, Inc. (together with its subsidiaries, the “Company”) is a holding company that was incorporated in the State of Florida in December 1996 by Bankers Insurance Group, Inc. (together with its subsidiaries, “BIG”), which contributed to the Company two of its wholly-owned operating subsidiaries, Insurance Management Solutions, Inc. (“IMS”) and Bankers Hazard Determination Services, Inc. (“BHDS”) that were previously formed in August 1991 and June 1988, respectively. The Company, through its wholly-owned subsidiaries, IMS and Colonial Claims Corporation (“Colonial Claims”), provides comprehensive policy and claims outsourcing services to the property and casualty (“P&C”) insurance industry with an emphasis on providing these services to the flood insurance market.

In July 1997, the Company acquired a 49% interest in Geotrac, Inc. In July 1998, the Company acquired the remaining 51% interest in Geotrac, Inc., which was subsequently merged into BHDS with the surviving company being known as Geotrac of America, Inc (“Geotrac”). In January 1999, the Company acquired Colonial Claims. On December 28, 2001, the Company sold Geotrac and accordingly, Geotrac’s operations are reflected as discontinued operations herein.

During 2001 and 2002, the Company processed approximately 925,000 and 775,000 insurance policies, respectively, including approximately 565,000 flood insurance policies in each year, making it a significant provider of flood insurance outsourcing services.

The Company is a 68%-owned subsidiary of BIG which is also the Company’s principal customer representing 67.9% and 66.1% of outsourcing revenues for 2001 and 2002, respectively. The various service agreements with BIG and it’s affiliates are described following.

Prior to 1997, the Company’s outsourcing services principally related to IT services provided to BIG on a cost reimbursement basis. In 1997, the Company entered into service arrangements with BIG to provide a broader menu of outsourcing services. These services primarily consisted of policy and claims administration (including policy issuance, billing and collection functions, claims adjusting and processing) and IT services provided for BIG’s flood and homeowners insurance lines of business. Revenues for these services were derived based on a percentage of direct written premiums for policy administration services and direct paid claims for claims administration services. The Company also provided claims administration services for BIG’s other insurance lines, excluding flood and homeowners, on a cost reimbursement basis in 1997.

Effective January 1, 1998, the Company entered into a written service agreement (collectively, the “Service Agreements”) with each of BIC, BSIC and FCIC, all direct or indirect subsidiaries of BIG. These service agreements modified the existing arrangements to (i) expand the services provided by the Company to include policy administration for certain automobile lines of business, (ii) recognize claims outsourcing revenue based not on a cost reimbursement basis, but rather on a percentage of earned premiums and, with respect to certain types of claims, a percentage of incurred losses, and (iii) implement a change in fee structure from a percentage of incurred loss to a percentage of earned premiums with respect to homeowners claims services. These changes were negotiated in order to effect more uniform revenue recognition. To obtain BIG’s agreement to such changes, the Company, in turn, agreed to a revised fee structure with respect to homeowners claims services.

Effective January 1, 1999, these Service Agreements were modified to provide for tiered pricing based on the volume of business processed, and to change the fee for data processing services, which was previously charged as a percentage of direct written premiums to a fixed monthly fee. These modifications resulted in a reduction of the base fees charged for certain lines of business and increases in base fees charged for other lines of business to better reflect the service provided and competitive market rates for such services. Effective April 1, 1999, the Company further amended its existing Service Agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999, with respect to certain lines of business; provided that certain key tasks were performed timely. See “Item 13. Certain Relationships and Related Transactions—Service Agreements.”

On April 13, 2001, the Company entered into a Letter Agreement with BIG, BIC, BSIC, and FCIC (the “Letter Agreement”). Pursuant to the Letter Agreement, the Service Agreements were amended effective June 1, 2001 to, among other things, modify certain of the service fees payable thereunder and eliminate data and technical support services from the administrative services to be provided by the Company. If the amendments to the Service Agreements had been in effect for the fiscal year ended December 31, 2000, the Company’s affiliated outsourcing revenues, which totaled approximately $38 million on an actual basis, would have been approximately $30 million on a pro forma basis. See “Item 13. Certain Relationships and Related Transactions—Letter Agreements.”

Effective as of October 1, 2001, the Company entered into a new Insurance Administration Services Agreement with BIC, BSIC and FCIC (the “New Service Agreement”). The New Service Agreement replaced the Service Agreements, as amended by the Letter Agreement. Pursuant to the New Service Agreement, the Company provided policy administration, claims administration and data processing services to such entities in connection with their flood, homeowners and automobile lines of business, and claims administration and data processing for all such entities’ other P&C lines of business.

Under the New Service Agreement, each entity paid the Company as follows: (1) for its policy administration services a monthly fee based upon direct written premiums for the flood, homeowners and automobile insurance programs; (2) for its claims administration services a monthly fee based upon direct earned premiums for the property, casualty, automobile property, automobile casualty and flood insurance programs (in addition, a monthly fee based upon direct incurred losses was charged for flood claims administration and a reimbursement not to exceed 5% of direct incurred losses from a single event in excess of $2 million was charged to property claims.); (3) for its data processing services, a monthly fee based upon direct written premiums for all insurance programs; and (4) for certain customer services such as mailroom, policy assembly, records management and cash office a monthly fee based upon direct written premium (except, if provided in connection with their flood, homeowner and automobile insurance lines, where no such fees were imposed). The New Service Agreement was for an initial term of five years, subject to termination thereafter upon 90 days written notice. The New Service Agreement further provided for the renegotiation of rates in good faith after the first three years of the initial term. See “Item 13. Certain Relationships and Related Transactions—New Service Agreement.”

During the six months ended June 30, 2002, the Company experienced a reduction in outsourcing services revenue due primarily to a continuing decline in affiliated direct written premium (“DWP”) generated from BIG’s automotive, homeowners, worker’s compensation and commercial lines of insurance business. Effective July 1, 2002, the Company amended the New Service Agreement (as amended, the “Amended New Service

Agreement”), such that, as of July 1, 2002, the Company no longer provided policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business. However, the Company continued to provide policy administration, claims administration and data processing services in connection with BIG’s flood insurances line of business, with no change in the existing fee structure. (As a result of the transaction consummated between BIG and Fidelity National Financial, Inc. on January 3, 2003, BIG no longer has a flood insurance line of business.) Also effective July 1, 2002, in connection with the foregoing implementation of the Amended New Service Agreement, the Company terminated 98 employees, or approximately 28% of its total workforce. The Company expects to realize savings of approximately $5.1 million in annual payroll costs and related expenses as a result of this reduction in its workforce.

Effective August 12, 2002, the Company amended the Amended New Service Agreement with BIG. Pursuant to this amendment, the Company provides additional IT support services to BIG. In return for providing these services, the Company receives not less than approximately $876,000 annually in fees from BIG, which is a minimum amount based upon estimated IT usage of the Company’s services. In addition, the Company hired eleven persons previously employed by BIG, at an anticipated annualized cost of approximately $764,000. See “Item 13. Certain Relationships and Related Transactions—New Service Agreement.”

In addition, on January 3, 2003, BIG consummated the sale of FCIC, a subsidiary of BIG and a fifty-state licensed insurance carrier, and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and FCIC, to Fidelity National Financial, Inc. (“FNF”). FNF, a Fortune 500 company, is the largest title insurance and diversified real estate related services company in the United States, with total revenue of nearly $3.9 billion in 2001. The transaction involved more than 300,000 flood insurance policies originated through a nationwide network of approximately 10,000 independent agents in conjunction with the National Flood Insurance Plan.

Effective as of the consummation of the foregoing transaction between BIG and FNF, the Company entered into a new Flood Insurance Full Service Vendor Agreement, dated January 3, 2003 (the “FCIC Service Agreement”), with FCIC, now a wholly-owned subsidiary of FNF, pursuant to which the Company continues to provide policy administration, claims administration, claims administration, data processing and other related services to FCIC in connection with FCIC’s Write Your Own (“WYO”) Flood Insurance Program. As of the date of this Report, FCIC’s WYO Program consists soley of the flood insurance book of business previously administered by the Company on behalf of BIG. Given, among other factors, FNF’s substantial size and financial strength relative to BIG, the Company believes that FCIC’s prospects for both retention and growth of the existing flood insurance book of business are favorable. No assurances can be given, however, as to whether the acquisition of FCIC and certain related assets by FNF from BIG will have a positive impact on the Company’s business, financial condition or results of operations.

The FCIC Service Agreement expressly removed FCIC, as a party from the Amended New Service Agreement. Pursuant to the Amended New Service Agreement, however, the Company continues to provide BIG, including its BIC and BSIC subsidiaries, with IT hosting and support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business, with no changes in the existing fee structure. Nevertheless, as a result of the consummation of the sale of FCIC and related assets by BIG to FNF, the Company’s reliance on its affiliated customers is expected to diminish significantly on a going-forward basis.

General

Outsourcing service revenues from fees are principally derived from written and earned insurance premiums and claims incurred.

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

Estimates and Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment since future events and their affect on the Company’s operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to the Company’s financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances. These estimates and the Company’s actual results are subject to the risk factors listed above under “Item 1. Business—Risk Factors.” Nevertheless, management of the Company believes the following items involve a higher degree of complexity and, judgment and therefore, has commented on these items below.

(1)	Valuation of Accounts Receivable and Due from Affiliate at December 31, 2001 and 2002, respectively

The Company’s allowance for doubtful accounts of $57,000 and $179,000 at December 31, 2001 and 2002, respectively, is based on management’s estimates of the credit- worthiness of its customers, current economic conditions and historical information. In the opinion of management, the Company’s allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically the level of recorded bad debt expense and write-offs have not been material to the Company’s financial statements. Should business conditions deteriorate or any customer, including BIG, default on it’s obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations.

As of December 31, 2002 and February 28, 2003, respectively, BIG owed the Company an aggregate of approximately $4.9 million and $5.2 million (substantially all of which was overdue) under the Amended New Service Agreement, including approximately $310,000 and $450,000 in late payment fees. The Company has made written demand on BIG for payment in full of all past due amounts owing under the Amended New Service Agreement, and the Audit Committee of the Company’s Board of Directors is currently considering various alternatives for collecting such past due amounts. The Audit Committee and management of the Company believe that no valuation allowance for such past due fees should be recorded at December 31, 2002 based on discussions with management of BIG and analysis of BIG’s ability to make payment for such past due amounts.

At December 31, 2001 the Company established a $200,000 provision (not considered a bad debt item) relating to potential disputed billing items with its affiliates under the New Service Agreement. This matter was resolved in early 2002 and the provision was reversed.

(2)	Impairment Valuations

On a quarterly basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of the related asset or liability below its carrying amount, the related asset or liability would be tested for impairment.

Goodwill

Under SFAS 142, Goodwill and Intangible Assets, the Company retained an independent third-party investment banking firm to conduct an analysis of its goodwill valuation at January 1, 2002. The valuation determined that no impairment of the Company’s goodwill existed as of January 1, 2002. The Company’s internal assessment during 2002 concluded that no impairment existed at December 31, 2002.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets (principally property and equipment and intangible service contract) whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered include current operating results, trends, and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent the sum of discounted (using the Company’s incremental borrowing rate) estimated future cash flows (over a period ranging from generally four to ten years) expected to result from the use of the asset is less than the carrying value. Management of the Company believes no impairment existed for any of the periods presented.

Service Contract

In conjunction with the sale of Geotrac, the Company’s flood zone determination subsidiary, on December 28, 2001, the Company obtained a favorable long-term service contract with Geotrac for flood zone determinations, which was recorded at its estimated fair value of $2,189,090 at December 27, 2001. Accumulated amortization at December 31, 2002 was $387,807. The unamortized balance is classified in Other Assets in the Company’s balance sheet. The contract will be amortized over the 10-year contract period using a method that approximates the projected annual requirements of flood zone determinations. The Company’s internal assessment during 2002 concluded that no impairment existed at December 31, 2002.

(3)	Estimated Liabilities

The Company makes a number of estimates in the ordinary course of business. Historically, past changes to these estimates have not had a material impact on the Company’s financial condition. However, circumstances could change which would alter future financial information based upon a change in estimated-vs.-actual results.

The Company is subject to various matters of litigation in the ordinary course of business. As the outcome of any litigation is unknown, management estimates the potential amount of liability, if any, in excess of any applicable insurance coverage, based on historical experience and/or the best estimate of the matter at hand. As the outcome of litigation is difficult to predict and significant estimates are made with regard to future events, significant changes in estimated amounts could occur. To date, the Company has not had to pay any legal settlements in excess of existing insurance coverage.

As of December 31, 2001 and 2002, the Company has recorded a liability for a settlement accrual of $800,000 relating to an unaffiliated third-party customer contract with a former customer that was terminated in 2000 and for which no settlement has yet been reached with this former customer. No discussions between the Company and this customer have taken place since October 2000. On November 6, 2002, the Company received a letter from the Deputy Insurance Commissioner of the Commonwealth of Pennsylvania, on behalf of the former customer. This letter notified the Company that the liquidator for this former customer disavows and terminates the Insurance Administration Services Agreement between Insurance Management Solutions, Inc. and this former customer. Recently, the Company was informed through a communication that this party planned to possibly make a new claim for the aforementioned amount. The Company is of the opinion that no termination agreement was ever made but also that the original services agreement had been officially terminated by the aforementioned state of PA insurance department communication. According to the aforementioned information and other, more detailed information the Company has with regard to this matter, Management believes that if this matter is re-opened, this issue can be resolved either through litigation or mediation, but that there is no merit to this latest communication. If this matter is re-opened, an adverse outcome could have a material effect on the Company’s business, financial condition and results of operations.

Results of Operations

The following table sets forth, for the periods indicated, certain selected operating results of the Company as a percentage of total revenues:

	Year Ended December 31,
	2000	2001	2002
REVENUES
Outsourcing services	100.0%	100.0%	100.0%
Total revenue	100.0	100.0	100.0
EXPENSES
Cost of outsourcing services	80.5	73.4	83.3
Selling, general and administrative	15.8	12.2	23.1
Management services from Parent	4.0	2.3	1.3
Depreciation and amortization	6.5	5.2	8.8
Total expenses	106.8	93.1	116.4
Operating income	(6.8)	6.9	(16.4)
Interest income	0.7	0.5	3.0
Interest expense	(0.1)	—	—
Income before income taxes and discontinued operations	(6.2)	7.4	(13.5)
Provision/(Benefit) for income taxes	(1.6)	2.4	(4.1)
Income before discontinued operations	(4.6)	5.0	(9.4)
Income/(loss) from operations of discontinued operations	3.6	4.2	—
Gain/(loss) on disposal of discontinued operations	—	(4.9)	—
Net income/(loss)	(1.0)%	4.3%	(9.4)%

Comparison of the Years-Ended December 31, 2002 and 2001

Continuing Operations

Outsourcing Services Revenues.    Outsourcing services revenues decreased $24.8 million or 43.4% to $32.3 million in 2002 from $57.1 million in 2001. The decrease in outsourcing services revenue was primarily attributable to a lack of material storm activity and decreases in the Company’s affiliated outsourcing revenues resulting from changes in the amounts and lines of business that the Company processes for BIG. More specifically, the decrease was attributable to decreased claims processing revenue of $10.3 million due to lack of substantial storm activity in 2002 as compared to 2001, coupled with reduced affiliated homeowner and automobile outsourcing services revenue of $10.1 million. The Company’s claims processing revenue decreased $10.3 million, or 60% and consisted of $4.5 million of claims processing coupled with $5.8 million related to a decrease in claims processing by the Company’s Colonial Claims subsidiary. The reduction in affiliated automobile and homeowner outsourcing services revenue was primarily a result of (i) reduced affiliated automobile direct written premium (“DWP”) of approximately 54% resulting from stricter underwriting guidelines and BIG’s decision to effectively exit this product line in the second quarter of 2002, (ii) reduced affiliated homeowner DWP of approximately 46% resulting from BIG’s sale of Florida wind-inclusive policies effective February 2002, and (iii) the implementation of the Amended New Service Agreement with BIG effective July 1, 2002. See “—Overview” above.

The DWP for the flood program represented approximately 565,000 policies for both 2001 and 2002, or 38% and 50% of the Company’s total outsourcing revenue. Affiliated revenue represented 72% and 67% of the total flood program in 2001 and 2002. The decrease in affiliated production of approximately 5% was offset by an unaffiliated production increase of approximately 18%. As described earlier in this section, in January 2003 the affiliated flood business serviced by the Company was sold to FNF by BIG (see “Background,” above.)

Cost of Outsourcing Services.    Cost of outsourcing services decreased 35.8% to $26.9 million in 2002 from $41.9 million in 2001. As a percentage of outsourcing services revenues, cost of outsourcing services increased to 83.3% in 2002 from 73.4% in 2001. The decrease in cost of outsourcing services from the prior year was primarily due to (i) salary and related expense reductions of $5.3 million from the prior year due to the termination of 98 employees effective July 1, 2002 and a decrease of an additional 89 employees resulting from further layoffs and attrition, (ii) a reduction in adjuster expense of $4.5 million from the Company’s Colonial  Claims subsidiary due to lack of material storm activity in 2002 as compared to 2001, (iii) a reduction in telephone expense of $1.3 million due primarily to reduced usage and favorable service rates with a new service provider, (iv) decreased postage expense of $824,000 primarily due to the termination of automobile and homeowner processing as described above; for BIG effective July 1, 2002 pursuant to the Amended New Service Agreement, (v) decreased equipment-related expense of $624,000 due to reduced personal computer equipment lease costs coupled with reduced equipment usage resulting from decreased service volumes as described above, and (vi) reduced claims contract labor expense of approximately $516,000 resulting from the aforementioned reduced claims processing volumes due to the lack of material storm activity in 2002 as compared to 2001.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SGA”) expenses increased 7.4% to $7.5 million in 2002 from $6.9 million in 2001. As compared to 2001, the Company experienced an aggregate increase of approximately $1.9 million legal expense, consulting fees, director fees, and director and officer insurance expense relating primarily to activities of the Special Committee of the Board of Directors. These increases were offset by a $900,000 decrease in salary expense related to the aforementioned staffing reductions and, in the case of the Company’s Colonial Claims subsidiary, reduced incentive compensation. At December 31, 2001 the Company established a $200,000 provision (not considered a bad debt item) relating to potential disputed billing items with its affiliates under the New Service Agreement. This matter was resolved in early 2002 and the provision was reversed.

Management Services from Parent.    Management services from Parent decreased 68.8% to $406,000 in 2002 from $1.3 million in 2001. This decrease was primarily related to reduced office lease expense under the new sublease agreement with Bankers Financial Corporation effective in December 2001, coupled with the Company’s effort to consolidate office space in mid-2002. Additionally, IT expenses were reduced as compared to the prior year for services previously provided by BIG.

Interest Income.    Interest income increased 239% to $955,000 in 2002 from $282,000 in 2001. This increase resulted from interest earned on the Company’s lines of credit with BIG (see “—Liquidity and Capital Resources” below), coupled with investment income earned on the net cash proceeds from the sale of Geotrac in December 2001.

Provision/(Benefit) for Income Taxes.    The Company’s effective income tax/(benefit) rates were (30.6%) and 32.4% in 2002 and 2001, respectively. For additional information on the reconciliation of the Company’s effective income tax rate to the federal statutory income tax rate, see “Note 8—Income Taxes” in the “Notes to the Consolidated Financial Statements”.

Discontinued Operations

As a consequence of the sale of Geotrac on December 28, 2001, net income from discontinued operations for 2002 was $0 as compared to $2.4 million for the corresponding period in 2001. For selected financial information on discontinued operations, see “Note 3—Discontinued Operations” in the “Notes to the Consolidated Financial Statements.”

Comparison Of The Years-ended December 31, 2001 And 2000

Continuing Operations

Outsourcing Services Revenues.    Outsourcing services revenues increased 21.7% to $57.1 million in 2001 from $46.9 million in 2000. The increase was primarily attributable to the impact of Tropical Storm Allison, which storm occurred during June 2001. The increase in revenue related to processing for this storm was approximately $12.0 million, including an increase of $2.2 million in Affiliated Revenue and an increase of $9.8 million in Unaffiliated Revenue (of which $7.8 million related to Colonial Claims, the Company’s claims catastrophe subsidiary). Additionally, revenues from the Company’s automobile line of business increased approximately $1.2 million in 2001 as compared to 2000 due principally to significant volume increases in new affiliated business from its non-standard automobile line. The foregoing increases were partially offset by a decrease in revenue from a third-party outsourcing customer for which the Company has only been processing run-off business since the beginning of 2001.

Cost of Outsourcing Services.    Cost of outsourcing services increased 11.1% to $41.9 million in 2001 from $37.7 million in 2000. As a percentage of outsourcing services revenues, cost of outsourcing services decreased to 73.4% in 2001 from 80.4% in 2000. The increase in the dollar amount of cost of outsourcing services was primarily attributable to an increase in revenue from the Company’s Colonial Claims subsidiary, which pays approximately 70% of each dollar of revenue received to independent adjusters who adjust claims on such subsidiary’s behalf. The increase also resulted from the addition of a new document imaging system and the opening of a new document output center in late 2000, with related new costs for equipment and services. The increase was partially offset by a decrease of $3.8 million in payroll costs due to two staff reductions completed in late 2000 and early 2001 and the reduction of the Company’s IT staff in June 2001, coupled with a decrease in contract labor/consulting costs of $779,000.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 6.8% to $6.9 million in 2001 from $7.4 million in 2000. This decrease of $500,000 was primarily attributable to a decrease in payroll costs as a result of previously-noted staff reductions and the completion of certain severance payment obligations, partially offset by the continued assumption of certain administrative services that were previously provided to the Company by BIG under a management service agreement and a $200,000 provision recorded during the fourth quarter of 2001 related to billing adjustments under the New Service Agreement and already paid to the Company by BIG.

Management Services from Parent.    Management services from Parent decreased 31.6% to $1.3 million in 2001 from $1.9 million in 2000. The decrease was primarily related to the assumption of certain administrative services, including human resources, which were previously provided to the Company by BIG under a management service agreement.

Interest Expense.    Interest expense decreased 90.2% to $6,000 in 2001 from $61,000 in 2000. This decrease resulted primarily from the payment of substantially all of the Company’s remaining outstanding debt obligations during 2000 and 2001. The nominal amount booked for the period relates to expenses for capital leases for information technology equipment; these leases expired during the fourth quarter of 2001.

Provision/(Benefits) for Income Taxes.    The Company’s effective income tax/(benefit) rates were 32.4% and (25.1%) in 2001 and 2000, respectively. The effective tax/(benefit) rates reflect various non-deductible items, including goodwill recognized in connection with the acquisition of Colonial Claims in January 1999. For additional information on the reconciliation of the Company’s effective income tax rate to the federal statutory income tax rate, see “Note 8—Income Taxes”, in the “Notes to the Consolidated Financial Statements”.

Discontinued Operations

For selected financial information on discontinued operations, see “Note 3.—Discontinued Operations” in the “Notes to Consolidated Financial Statements.”

Income from Discontinued Operations. Income from discontinued operations, net of income tax, increased 41.2% to $2.4 million in 2001 from $1.7 million in 2000 and is comprised of the following:

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

The cost of flood zone determination services is exclusive of a fourth quarter of 2001 write-off of capitalized software of approximately $1.3 million. Principally during the fourth quarter of 2001, Geotrac’s management, with Geotrac’s Board approval, decided to abandon further development of many components of a new software system that had been in process since 1999. The decision was based on various factors including funding limitations, other available strategies, and technical difficulties.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have historically consisted of cash on-hand and cash flows from operations. In addition, the Company received net cash proceeds of approximately $18.2 million as a result of the sale of its Geotrac subsidiary in late December 2001.

During the year-ended December 31, 2002, the Company experienced an after-tax loss of $3.0 million and consequently, did not have a positive cash flow from operations during such period. During the year ended December 31, 2002, the Company was substantially dependent on the business of affiliated insurance companies under the common control of BIG, as the Company derived a substantial portion of its revenue from outsourcing services provided to these affiliated insurance companies. During 2002, the Company experienced a reduction in outsourcing services revenue due primarily to continued reduced premium production by BIG and its affiliated insurance companies and the implementation of the Amended New Service Agreement effective July 1, 2002, coupled with a lack of storm-related activity which can often occur during the second and third quarters of each year. The Company, in turn, took several related expense reduction actions to minimize the impact of such reductions in revenue. (See Comparison of the Years Ended December 31, 2002 and 2001—Continuing Operations” above).

On April 13, 2001, the Company entered into a Commitment Letter with BIG pursuant to which BIG agreed to advance to the Company, beginning June 1, 2001, up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under their service agreements with the Company. Such advances were available to the Company beginning June 1, 2001 and continuing through December 1, 2002. Any funds advanced by BIG to the Company under the Commitment Letter would have constituted a prepayment of, and would be credited toward, the service fees charged to BIG by the Company during the month following such advance. The Company did not draw upon this advance prior to the termination of the Commitment Letter.

On August 14, 2001, the Company entered into a Credit and Security Agreement with BIG (together with the related loan documentation, the “Original Credit Agreement”), pursuant to which the Company established a short-term, secured line of credit in favor of BIG in the amount of up to $5.0 million (the “Original BIG Loan”). The principal purpose of the Original BIG Loan was to assist with certain short-term working capital needs.

Pursuant to the Original Credit Agreement, interest was payable monthly on amounts outstanding under the Original BIG Loan Credit at an annual rate equal to the Prime Rate (as defined in the Original Credit Agreement”), plus 1.5%. The Original Credit Agreement further provided that the Original BIG loan would expire on February 28, 2002, unless repaid in full prior to such time or otherwise terminated pursuant to the terms of the Credit Agreement. The Original BIG Loan was secured by (i) a first lien security interest in all accounts and contract rights of Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), with insurance agents (including but not limited to general agents with respect to the sale of federal flood insurance) (collectively, the “Flood Book”), and (ii) an option (the “Option”) to purchase from BIG the outstanding capital stock, consisting of 10,898 shares (the “Option Shares”) of common stock, $318 par value per share, of First Community Insurance Company, a New York insurance company licensed in all fifty states (“FCIC”). As of the date the Original BIG Loan was established, management of the Company believed the fair market value of the Flood Book well exceeded the aggregate principal amount of the Original BIG Loan.

Pursuant to the Original Credit Agreement, all unpaid principal and interest became due and payable in full on February 28, 2002. As of such date, BIG owed the Company an aggregate of approximately $5 million under the Original BIG Loan. On March 14, 2002, the Company and BIG amended the Credit Agreement to extend the Original BIG Loan Credit until May 31, 2002. This amendment to the Original Credit Agreement was approved unanimously by the Audit Committee of the Board of Directors of the Company at a special meeting held on March 8, 2002. In making this determination the Audit Committee considered, among other things, (i) the Company’s continued dependence on BIG (including certain of its subsidiaries) as the Company’s principal customer and, (ii) the financial condition of BIG and the current status of the collateral securing the Original BIG Loan.

On June 10, 2002, the Company received payment in full of all amounts due and owing (approximately $5.0 million) from BIG, under the Original BIG Loan.

As previously reported, in August 2002 the Company announced an intention to commence a cash tender offer for all of the presently outstanding shares of its Common Stock, at a price of $3.08 per share, net to the seller in cash (the “Offer”). The Offer was to be conditioned upon at least a majority of the shares of Common Stock not held by members of the BIG Group (as hereinafter defined) being tendered and other closing conditions typical for this type of transaction. The Offer was to have been made pursuant to an Agreement and Plan of Merger, dated August 15, 2002 (the “BIG Agreement”), by and among the Company, BIG, BIC, BSIC and Bankers Management Corporation (“Acquisition Corp.”). BIC is a wholly-owned subsidiary of BIG and BSIC is a jointly-owned subsidiary of BIG and BIC. BIG, BIC and BSIC constitute the “BIG Group.” Acquisition Corp. is a Florida corporation wholly-owned by BIC and BSIC and formed solely for purposes of consummating a short-form merger following the Offer. As of the date of the BIG Agreement, the members of the BIG Group collectively owned approximately 68.0% of the outstanding shares of Common Stock. Pursuant to the BIG Agreement, the members of the BIG Group had agreed not to tender the shares of Common Stock owned thereby in response to the Offer. Also pursuant to the BIG Agreement, the Company agreed to loan BIG and/or BUI up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the Flood Book of BUI. All amounts due under the Line of Credit were due July 31, 2003 and monthly interest-only payments would be due prior to maturity.

On January 3, 2003, at the time of consummation of the sale by BIG of FCIC and certain other assets to FNF, the Company received payment in full of all amounts due and owing (approximately $6.7 million) from BIG under the Line of Credit. The Line of Credit was secured by a first priority lien security interest in the book of flood insurance business sold by BIG to FNF. This security interest and all loan documentation relating to the Line of Credit was terminated upon receipt by the Company of all amounts due under the Line of Credit.

As of February 28, 2003, BIG owed the Company an aggregate of approximately $5.2 million under the Amended New Service Agreement (substantially all of which was overdue), including approximately $450,000 in late payment fees. The Company has made written demand on BIG for payment in full of all past due amounts owing under the Amended New Service Agreement, and the Audit Committee of the Company’s Board of Directors is currently considering various alternatives for collecting such past due amounts. If such past due amounts are not paid in full and BIG does not thereafter continue to pay amounts due under the Amended New Service Agreement on a timely basis, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Based upon and subject to the aforementioned, the Company expects cash on hand and cash from operations to be adequate to support its operating cash needs for the foreseeable future, although no assurances can be given in this regard.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) is not material.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company and its independent certified public accountants’ report are set forth on pages F-1 through F-40 of this Report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2002

Consolidated Statements of Income for the years ended December 31, 2000, 2001 and 2002

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2000, 2001 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants on Schedule I

Schedule I—Condensed Financial Information of the Company

Notes to Condensed Financial Information of the Company

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Company’s Board of Directors consists of six members divided into three classes, with the members of each class serving three-year terms expiring at the third annual meeting of shareholders. The following table sets forth information, as of March 15, 2003, regarding the directors and executive officers of the Company.

NAME	AGE	POSITION	TERM AS DIRECTOR EXPIRES
David M. Howard	41	President, Chief Executive Officer and Chairman of the Board	2001	*
David K. Meehan	56	Director	2002	*
Robert M. Menke	69	Director	2003
John A. Grant, Jr.	59	Director	2002	*
E. Ray Solomon	73	Director	2003
John S. McMullen	59	Director	2001	*
Anthony R. Marando	44	Chief Financial Officer and Secretary	N/A

*	The Company did not hold an annual meeting of shareholders in 2001 or 2002. Thus, each director whose term was to expire in 2001 or 2002 will remain as a director until his successor is duly elected and qualified and will stand for reelection at the next annual meeting of shareholders of the Company.

DAVID M. HOWARD has served as a Director of the Company since June 2000, as President of the Company since August 1999, as Chief Executive Officer of the Company since January 2000, and as Chairman of the Board of the Company since July 2002. Prior to joining the Company, Mr. Howard spent eleven years with BIG. From October 31, 1998 until assuming his duties with the Company, Mr. Howard served as Senior Vice President of each of BIG’s insurance subsidiaries, namely Bankers Insurance Company (“BIC”), Bankers Life Insurance Company (“BLIC”), Bankers Security Insurance Company (“BSIC”) and First Community Insurance Company (“FCIC”). From October 1996 until assuming his duties with the Company, Mr. Howard also served as Senior Vice President of BIG and President of Bankers Insurance Services, Inc., a subsidiary of BIG. Mr. Howard served as President of Bankers Hazard Determination Services, Inc., the flood zone determination services subsidiary of the Company that was merged with Geotrac, from October 1995 to July 1998, and as Executive Vice President of Bankers Insurance Services, Inc. from December 1991 to October 1996. He also served as a director of Geotrac from July 1998 to December 2001. Prior to joining BIG, Mr. Howard spent several years as an officer in the United States military. He is active in industry organizations and is a member of the Council of Company Executive Officers.

DAVID K. MEEHAN has served as a Director of the Company since December 1996. He also served as Chairman of the Board of the Company from December 1996 to July 2002, and as President and Chief Executive Officer of the Company from December 1996 to August 1999 and January 2000, respectively. On June 26, 2002 Mr. Meehan resigned as Chairman of the Board of Directors of the Company, effective as of July 1, 2002. Mr. Meehan’s resignation as Chairman of the Board coincided with his appointment as President and Chief Executive Officer of each of BIC, FCIC, and BSIC, all direct or indirect subsidiaries of BIG. Mr. Meehan resigned as President and Chief Executive Officer of FCIC effective upon the sale thereof by BIG to Fidelity National Financial, Inc. (“FNF”) in January 2003. Mr. Meehan joined BIG in 1976 as Corporate Secretary. He was appointed President of BIG in 1979 and served in such capacity until February 1999. Mr. Meehan is currently Vice Chairman of the Board of BIG, and President and Chief Executive Officer of BIC and BSIC. Mr. Meehan is also Vice Chairman of various direct and indirect subsidiaries of BIG including BIC, BSIC and BLIC. Mr. Meehan has served on the Board of Governors of each of the Florida Joint Underwriting Association, the Florida Property and Casualty Joint Underwriting Association and the Florida Residential Property and Casualty Joint Underwriting Association. Mr. Meehan is past Director/Vice Chairman of the Florida Insurance Council and past Chairman and President of the Florida Association of Domestic Insurance Companies.

ROBERT M. MENKE has served as a Director of the Company since December 1996. Mr. Menke founded BIG, a holding company chartered in Florida and the Company’s principal shareholder, in 1976 and served as its Chairman of the Board from 1979 until December 2000. The Florida Association of Domestic Insurance Companies honored him as “Insurance Man Of The Year” in 1986. Mr. Menke is also a member of the Florida Insurance Council. Mr. Menke was previously Chairman of the Board for BIG and Bankers International Financial Corporation, an indirect parent company of BIG. He also served as Chairman of the Board of each of BIC, BSIC, FCIC and BLIC until February 2002 and is a director of BIC, BIG, BLIC and BSIG. Mr. Menke is a director of the Florida Windstorm Association and First Community Bank of America.

JOHN A. GRANT, JR. has been a Director of the Company since December 1996. Mr. Grant served briefly as an Executive Vice President of LiquidMetal Technologies, Inc. in 2002. Mr. Grant was formerly a partner with the law firm of Harris, Barrett, Mann and Dew, retiring in 2000. He was managing partner of the Tampa office, and specialized in business and real property law. From 1986 to 2000 Mr. Grant was a member of the Florida State Senate, where he served as Chairman of the Judiciary Committee and where he previously served as the Chairman of the Banking and Insurance, Commerce, Criminal Justice, Education, and Government Reform committees. Mr. Grant has been listed in Who’s Who in America and served as an advisor in the United States Department of Education during the Reagan administration. Mr. Grant has also served on the Advisory Board of the United States Small Business Administration.

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

ANTHONY R. MARANDO has served as Chief Financial Officer of the Company since May 2001 and as Secretary of the Company since November 2001. Prior to joining the Company, Mr. Marando served as Chief Operating Officer of the e-Insurance Division of Selectica, Inc., a software development and e-commerce company, from August 2000 to March 2001. Mr. Marando also served as Director of U.S. Financial Reporting for Canada Life Assurance Company from May 1999 to May 2000 and, prior to that time, served in various financial and administrative capacities with MetLife, Inc. from 1986 to December 1998, most recently as Assistant Vice President in MetLife’s Corporate Controller’s Department.

Messrs. Robert M. Menke and David K. Meehan are also members of the respective Boards of Directors of various direct and indirect subsidiaries of BIG including BIC, BSIC and BLIC, which are all wholly-owned direct or indirect subsidiaries of BIG.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company’s knowledge, during the year ended December 31, 2001, the executive officers and directors of the Company and all persons who own more than ten percent (10%) of the Company’s Common Stock filed with the Securities and Exchange Commission on a timely basis all required reports relating to transactions involving equity securities of the Company beneficially owned by them. The Company has relied on written representations of its executive officers and directors and copies of reports furnished to the Company in providing this information.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid to or earned by the Company’s Chief Executive Officer and each of the Company’s current or former executive officers for the years ended December 31, 2002, 2001 and 2000.

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation (1)	Other Compensation (2)
David M. Howard Chairman, President and Chief Executive Officer (3)	2002 2001 2000	$241,380 225,646 229,678	$	— 70,765 —	— — —	$8,000 6,800 8,436

David K. Meehan	2002	37,646		—	—	1,785
Director (4)	2001	75,292		—	—	3,570
	2000	75,292		—	—	3,570

Anthony R. Marando	2002	171,080		—	—	3,158
Chief Financial Officer and Secretary (5)	2001	121,730		—	—	1,579

Robert G. Gantley	2002	174,692		—	—	4,495
Senior Vice President and Chief Operating Officer (6)	2001 2000	165,000 149,424		— —	— —	6,093 5,839

(1)	Does not include the value of the perquisites provided to certain of the named executive officers, which in the aggregate did not exceed 10% of such officer’s salary and bonus. Also excludes benefits, if any, accrued to Messrs. Howard, Meehan, and Gantley under the Executive Phantom Stock Plans of Bankers Financial Corporation, the parent of BIG, and Venture Capital Corporation. No officers or directors of the Company (with the exception of Robert M. Menke) are eligible to receive additional grants under such Phantom Stock Plans.

(2)	Reflects matching amounts paid by the Company under its 401(k) plan for the year indicated.

(3)	Effective July l1, 2002, Mr. Howard succeeded Mr. David Meehan as Chairman of the Board.

(4)	The amounts reflected in the table above were all paid to Mr. Meehan by the Company. During the years ended December 31, 2002 and 2001, and the six-month period ended June 30, 2002, Mr. Meehan spent 70% of his time on BIG’s business. Mr. Meehan was succeeded by Mr. Howard as Chairman of the Board of the Company effective July 1, 2002. Mr. Meehan’s employment agreement with the Company was terminated effective as of such date. See “Executive Compensation—Employment Agreements.” Mr. Meehan was paid $151,847, $151,847, and $151,847 by BIG for his service as an executive officer of BIG during the years ended December 31, 2000, 2001, and 2002, respectively.

(5)	Mr. Marando joined the Company effective April 1, 2001, and became the Chief Financial Officer of the Company effective May 7, 2001. On November 20, 2001, Mr. Marando was also appointed Corporate Secretary. The amounts listed for 2001 include compensation from April 1, 2001 through year-end.

(6)	Mr. Gantley became Chief Operating Officer of the Company on January 18, 2000. Prior to such time, Mr. Gantley served as Vice President of Claims, and accordingly, the amounts shown include all compensation received from the Company for the year ended December 31, 2000. Mr. Gantley was terminated as Senior Vice President and Chief Operating Officer of the Company on August 23, 2002, and effective such date, he entered into a Release and Separation Agreement with the Company. “See “Executive Compensation—Employment Agreements.” The amounts shown for the year ended December 31, 2002 include $58,800 paid to Mr. Gantley pursuant to his Release and Separation Agreement.

Option/SAR Grants in Prior Fiscal Year

No stock options or SARs were issued to any of the executive officers named in the Summary Compensation Table above during the year ended December 31, 2002. In addition, effective August 20, 2002, each of the named executive officers entered into a separate Option Termination Agreement with the Company pursuant to which all of the outstanding options granted to such executive officer under the Company’s 1999 Long-Term Incentive Plan or otherwise were terminated and cancelled.

Employment Agreements

Effective as of the completion of its initial public offering in February 1999, the Company entered into an employment agreement with Mr. Meehan pursuant to which he was originally paid an annual base salary of $258,000. Effective August 19, 1999, Mr. Meehan resigned as President of the Company and his annual base salary was accordingly reduced to $75,000. In January 2000, Mr. Meehan also resigned as Chief Executive Officer of the Company. On June 26, 2002 Mr. Meehan resigned as Chairman of the Board of Directors of the Company, effective as of July 1, 2002. Mr. Meehan’s resignation as Chairman of the Board coincided with his appointment as President and Chief Executive Officer of each of BIC, FCIC and BSIC, all direct or indirect subsidiaries of BIG. At the time of Mr. Meehan’s resignation, his employment agreement with the Company was terminated.

Effective April 1, 2001, the Company entered into an employment agreement with Mr. Marando pursuant to which he was paid a salary at a rate of $171,080 annually. This employment agreement provided for a term of six months, commencing April 9, 2001. Effective as of October 1, 2001, the Company entered into a new employment agreement with Mr. Marando pursuant to which he is currently paid a salary at a rate of $171,080 annually. The employment agreement provides for a term of three years and further provides that, if he is terminated by the Company without cause (as defined therein), he shall be entitled to severance payments, payable in accordance with the Company’s usual payroll practices, equal to his then current salary for a period of twelve months. In the event Mr. Marando secures employment during the twelve months following termination, then the Company’s obligation to make further severance payments will cease, except that he shall be entitled to receive a minimum of six months severance. Mr. Marando’s employment agreement provides that he shall be provided benefits, such as health, life and disability insurance, on the same basis as other employees of the Company. In addition, to the extent authorized by the Board of Directors, Mr. Marando also shall be entitled to participate in the Company’s bonus, stock option and other plans, if any. Mr. Marando’s agreement further provides that, during the term of the agreement and for a period of two years immediately following termination of the agreement, he will not, directly or indirectly, compete with the Company by engaging in certain prescribed activities.

Effective June 19, 1998, the Company entered into an employment agreement with Mr. Gantley pursuant to which he was paid an annual base salary of $150,000. The initial term of this employment agreement expired in June 2001, but the agreement was subject to automatic continuation until terminated by either party. The employment agreement further provided that, if he was terminated by the Company without cause (as defined therein), Mr. Gantley would be entitled to severance payments, payable in accordance with the Company’s usual payroll practices, equal to his then current annual base salary. In the event Mr. Gantley secured employment during the twelve months following termination, then the Company would be entitled to a credit against its obligation to make severance payments in the amount of 75% of the base salary paid to him by his new employer during the twelve-month period following termination by the Company. The employment agreement further provided that he would be given benefits, such as health, life and disability insurance, on the same basis as the Company’s other employees. In addition, to the extent authorized by the Board of Directors, Mr. Gantley also would be entitled to participate in the Company’s bonus, stock option and other plans, if any. The agreement further provided that, during the term of the agreement and for a period of two years thereafter, Mr. Gantley would not, directly or indirectly, compete with the Company by engaging in certain prescribed activities. On August 23, 2002, Mr. Gantley’s position was eliminated and he and the Company entered into a Release and Separation Agreement. The Release and Separation Agreement provided for severance payments of up to $180,000 (his base salary at the time of the termination) to be paid over a one-year period. Mr Gantley’s Release and Separation Agreement was terminated as of February 27, 2003 and consequently, the Company is no longer obligated to make further payments to Mr. Gantley thereunder.

Stock Option Plans

Long Term Incentive Plan.    The Company previously maintained a Long Term Incentive Plan (the “1999 Incentive Plan”). The 1999 Incentive Plan was created to attract, retain and motivate participating employees of the Company and its subsidiaries through awards of shares of Common Stock, options to purchase shares of Common Stock and stock appreciation rights (“SARs”). The 1999 Incentive Plan was approved by the Company’s Board of Directors and shareholders. As of December 31, 2002, all employees of the Company as a group, excluding executive officers, and members of the Board had been granted options to purchase a total of 183,750 shares of Common Stock, at a weighted average price of $9.18 per share, pursuant to the 1999 Incentive Plan. On or before January 13, 2003, all remaining employees of the Company holding options granted pursuant to the 1999 Incentive Plan entered into separate agreements with the Company terminating such options. If such options had not been terminated, all of such options would have expired on the seventh anniversary of the date of grant and all such options would have become exercisable 60% after three years, 20% after four years and 20% after five years from the date of grant. No further grants of any kind may be made under the 1999 Incentive Plan.

2000 Stock Incentive Plan.    In October 2000, the Company’s Board of Directors adopted the 2000 Stock Incentive Plan (the “2000 Incentive Plan”), subject to shareholder approval. The 2000 Incentive Plan provides for the grant of incentive or nonqualified stock options, SARs, and other stock-based awards. No more than 1,000,000 shares of Common Stock, plus an additional 750,000 shares (566,250 shares as of December 31, 2002) from the 1999 Incentive Plan that have become available as a result of canceled, forfeited or expired awards under such plan, may be issued under the 2000 Incentive Plan. Awards may be issued to employees of the Company and its subsidiaries, and consultants, advisors and others who perform services for the Company or a subsidiary thereof. All options and SARs are to be issued at the greater of the fair market value or “Net Tangible Book Value Per Share” (as defined) and will expire on the tenth anniversary of the date of grant or such earlier date(s) as the Compensation Committee determines. As of December 31, 2002, there were no options outstanding under the 2000 Incentive Plan. The 2000 Incentive Plan is administered by the Compensation Committee of the Board of Directors.

Non-Employee Directors’ Stock Option Plan.    The Company also previously maintained a Non-Employee Directors’ Stock Option Plan (the “1999 Director Plan”) to secure for the Company and its shareholders the benefits of the incentive inherent in increased Common Stock ownership by the members of the Company’s Board of Directors who are not employees of the Company. The 1999 Director Plan was approved by the Company’s Board of Directors and shareholders. The 1999 Director Plan provided for the grant of nonqualified stock options to purchase up to 7,200 shares of Common Stock in any three-year period to members of the Board of Directors who were not employees of the Company. A total of 200,000 shares of Common Stock were available for issuance pursuant to this plan. In February 1999, each non-employee director was granted options to purchase 6,000 shares of Common Stock at $11.00 per share. Non-employee directors receiving such options became vested in options for the purchase of 800 shares of Common Stock after the adjournment of each annual meeting of shareholders of the Company, to the extent he or she had been granted options that had not yet vested, and provided that he or she was then a non-employee director of the Company. In addition, each non-employee director became vested in options for the purchase of 400 shares of Common Stock upon the adjournment of each regularly scheduled quarterly meeting of the Board of Directors (other than following the annual meeting of shareholders), to the extent he or she had been granted options that had not yet vested, and provided that he or she was then a non-employee director of the Company. Notwithstanding the foregoing, Robert M. Menke was not eligible to receive any option grants under the 1999 Director Plan. All options granted had an exercise price equal to the fair market value of the Common Stock as of the date of grant, became exercisable upon vesting, and would have expired on the sixth anniversary of the date of grant. Effective August 20, 2002, each of the Company’s non-employee directors entered into a separate Option Termination Agreement with the Company pursuant to which all of the outstanding options granted to such non- employee director under the 1999 Director Plan or otherwise were terminated and cancelled. As of December 31, 2002, there were no options outstanding under the 1999 Director Plan, and no further grants shall be made under the 1999 Director Plan. The 1999 Director Plan was a formula plan and accordingly was intended to be self-governing.

2000 Non-Employee Director Stock Plan.    In October 2000, the Company’s Board of Directors adopted the 2000 Non-Employee Director Stock Plan (the “2000 Director Plan”), subject to shareholder approval. The 2000 Director Plan provides for the automatic grant of nonqualified stock options to purchase up to 5,000 shares of Common Stock for each non-employee director who is elected, re-elected or retained, commencing on the date of the Company’s next annual meeting of shareholders, and continuing annually thereafter on the date of each succeeding annual meeting of shareholders. A total of 250,000 shares are reserved for issuance pursuant to this plan. The 2000 Director Plan also permits the Board of Directors to make additional discretionary grants of stock-based awards to the non-employee directors, provided that only 100,000 of the total reserved shares may be issued pursuant to discretionary awards. All options are to be issued at an exercise price per share equal to the greater of the Company’s fair market value per share of Common Stock or “Net Tangible Book Value Per Share” (as defined). The annual option grants vest on the first anniversary following the date of grant and expire on the tenth anniversary of the date of grant, unless terminated earlier pursuant to the provision of the 2000 Director Plan. The discretionary grants will be subject to such terms and conditions as determined by the Board of Directors. As of December 31, 2002, there were no options outstanding under the 2000 Director Plan. The 2000 Director Plan is intended to be self-governing with respect to the annual option grants. With respect to the discretionary grants, the 2000 Director Plan is administered by the Board of Directors.

Non-Qualified Stock Option Grants.    The Company’s Board of Directors and shareholders adopted a Non-Qualified Stock Option Plan (the “Non-Qualified Plan”), pursuant to which non-qualified stock options to purchase 125,000 shares of Common Stock at a price per share of $11.00 were granted in conjunction with the Company’s February 1999 initial public offering to certain then executive officers of BIG, including options to purchase 25,000 shares each to Robert M. Menke, a director of the Company, Robert G. Menke, a former director of the Company, and David M. Howard, Chairman of the Board, President and Chief Executive Officer of the Company. The options granted to Mr. Howard were voluntarily forfeited at the time Mr. Howard became President of the Company. Prior to termination as described below, all of such options were to expire on February 10, 2006, the seventh anniversary of the date of grant. Such options were to have become exercisable 60% after three years, 20% after four years and 20% after five years. The Compensation Committee of the Board of Directors of the Company administered the Non-Qualified Plan.

Effective August 20, 2002, each of the remaining holders of options under the Non-Qualifed Plan entered into a separate Option Termination Agreement with the Company pursuant to which all of the outstanding options granted to such holders under the Non-Qualified Plan were terminated and cancelled. Consequently, no obligations remain outstanding under the Non-Qualified Plan and no further options may be granted thereunder. The Company’s Board of Directors and Executive Officers entered into an Option Termination Agreement whereby the Directors and Executive Officers agreed to the cancellation of all options granted under the Company’s 1999 Long-Term Incentive Plan, 1999 Non-Employee Directors’ Stock Option Plan and/or Non-Qualified Stock Option Plan.

Equity Compensation Plan Information.    The following table sets forth the Company’s Common Stock authorized for issuance under equity compensation plans as of December 31, 2002:

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of shares of Common Stock available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	183,750	(1)	$9.18	—
Equity compensation plans not approved by shareholders	—		—	1,816,250	(2)
Total	183,750	(1)	$9.18	1,816,250	(2)

(1)	As described above under “—Long-Term Incentive Plan,” these options were all terminated on or before January 13, 2003.
(2)	Includes 1,566,250 shares of Common Stock available for future issuance under the 2000 Incentive Plan as of December 31, 2002 and 250,000 shares of Common Stock available for future issuance under the 2000 Director Plan as of December 31, 2002. As of the date of this Report, the number of shares of Common Stock available for future issuance under the Company’s equity compensation plans is 2,000,000, including 1,750,000 shares of Common Stock available for future issuance under the 2000 Incentive Plan and 250,000 shares of Common Stock available for future issuance under the 2000 Director Plan.

Director Compensation

Directors who are executive officers of the Company receive no compensation for service as members of either the Board of Directors or committees thereof. Directors who are not executive officers of the Company receive a quarterly retainer of $3,750, $1,000 for each Board of Directors meeting attended, $1,000 for each meeting of the Special Committee attended, and $150 ($200 in the case of a committee chairperson) for each other committee meeting attended, plus reimbursement of reasonable expenses. In addition, Mr. John S. McMullen, as Chairman of the Special Committee, receives additional compensation of $5,000 per month. The outside directors are also eligible to receive options to purchase Common Stock under the 2000 Director Plan. See “Executive Compensation—Stock Option Plans—2000 Non-Employee Director Stock Plan.”

Committees of the Board

The Board of Directors has established committees whose responsibilities are summarized as follows:

Audit Committee.    The Audit Committee is comprised of Messrs. Solomon (Chairman), Grant, and McMullen and is responsible for reviewing the independence, qualifications and activities of the Company’s independent certified public accountants and the Company’s financial policies, control procedures and accounting staff (Messrs. Alejandro M. Sanchez and William D. Hussey served as members of the Audit Committee until their respective resignations from the Board of Directors of the Company effective May 21, 2002 and January 7, 2003). The Audit Committee recommends to the Board of Directors the appointment of the independent certified public accountants and reviews and approves the Company’s financial statements. The Audit Committee is also responsible for the review of transactions between the Company and any Company officer, director or entity in which a Company officer or director has a material interest.

Compensation Committee.    The Compensation Committee is comprised of Messrs. Solomon (Chairman), Grant, and McMullen and is responsible for establishing the compensation of the Company’s directors, officers and other managerial personnel, including salaries, bonuses, termination arrangements, and other executive officer benefits (Messrs. Sanchez and Hussey also served as members of the Compensation Committee until their respective resignations from the Board of Directors of the Company effective May 21, 2002 and January 7, 2003). In addition, the Compensation Committee is responsible for the administration of the Company’s 2000 Incentive Plan, including the recipients, amounts and terms of stock option grants thereunder.

Executive Committee.    The Executive Committee is comprised of Messrs. Howard (Chairman), Meehan, Menke, Grant, and McMullen. The Executive Committee, to the fullest extent allowed by the Florida Business Corporation Act (the “FBCA”), and subject to the powers and authority delegated to the Audit Committee, the Compensation Committee and the Special Committee, has and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Company during intervals between meetings of the Board of Directors. Pursuant to the FBCA, the Executive Committee shall not have the authority to, among other things: approve actions requiring shareholder approval, such as the sale of all or substantially all of the Company’s assets; fill vacancies on the Board of Directors or any committee thereof; adopt, repeal or amend the Company’s Bylaws; or, subject to certain exceptions, reacquire or issue shares of the Company’s capital stock.

Special Committee.    A Special Committee of the Board of Directors was appointed on January 30, 2002. The Special Committee is comprised of Messrs. McMullen (Chairman), Grant, and Solomon, the Company’s three independent directors (Messrs. Sanchez and Hussey also served as members of the Special Committee until their respective resignations from the Board of Directors of the Company effective May 21, 2002 and January 7, 2003). The Special Committee was formed to evaluate possible strategic alternatives for the Company and the alternatives that the Special Committee may consider include but are not limited to: the possible sale of the Company, the possible sale of certain assets of the Company, a possible debt or equity financing, and/or a possible going-private transaction. See “Item 1. Business—Consideration of Strategic Alternatives”.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee was established in connection with the Company’s initial public offering in February 1999. The members of the Compensation Committee are Messrs. Solomon (Chairman), Grant, and McMullen. Alejandro M. Sanchez and William D. Hussey served as members of the Compensation Committee until their respective resignations from the Board of Directors effective May 21, 2002 and January 7, 2003. No member of the Compensation Committee is currently or was formerly an officer or an employee of the Company or its subsidiaries. During the year ended December 31, 2002, none of the executive officers of the Company served on the board of directors or compensation committee of any other entity, one of whose executive officers served either on the Board of Directors or on the Compensation Committee of the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Introduction

Under the rules of the Securities and Exchange Commission, the Company is required to provide certain information concerning compensation provided to the Company’s chief executive officer and its executive officers reported for the year ended December 31, 2002. The disclosure requirements for the executive officers include the use of tables and a report of the Committee responsible for compensation decisions for the named executive officers, explaining the rationale and considerations that led to those compensation decisions. The Compensation Committee of the Board of Directors was formed in connection with the Company’s initial public offering in February 1999. Prior to such time, the Board of Directors was responsible for these decisions.

Compensation Committee Role

The Compensation Committee of the Board of Directors is currently responsible for the Company’s compensation program for its executive officers, including the named executive officers. The Compensation Committee is responsible for establishing the compensation of the Company’s directors, officers and other managerial personnel, including salaries, bonuses, termination arrangements, and other executive officer benefits. Prior to the formation of the Compensation Committee in connection with the Company’s initial public offering in February 1999, the entire Board of Directors performed these functions. The Compensation Committee is also responsible for the administration of the Company’s 2000 Incentive Plan, including the recipients, amounts and terms of stock option grants thereunder.

Compensation Philosophy

The compensation philosophy for executive officers conforms generally to the compensation philosophy followed for all of the Company’s employees. The Company’s compensation is designed to maintain executive compensation programs and policies that enable the Company to attract and retain the services of highly qualified executives. In addition to base salaries, executive compensation programs and policies consisting of discretionary cash bonuses are designed to reward and provide incentives for individual contributions as well as overall Company performance.

The Compensation Committee monitors the operation of the Company’s executive compensation policies. Key elements of the Company’s compensation program include base salary and discretionary annual cash bonuses. The Company’s policies with respect to these elements, including the basis for the compensation awarded the Company’s chief executive officer, are discussed below. While the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package offered by the Company to the individual, including healthcare and other insurance benefits.

Base Salaries

The Company has established competitive annual base salaries for all executive officers, The only executive officer that currently has an employment agreement is Anthony R. Marando. See “—Employment Agreements.” The annual base salaries for each of the Company’s executive officers, including the Company’s chief executive officer, reflect the subjective judgment of the Board of Directors based on the consideration of the executive officer’s position and tenure with the Company, the Company’s needs, and the executive officer’s individual performance, achievements and contributions to the Company. Mr. Howard currently serves as Chairman, President and Chief Executive Officer of the Company at an annual base salary of $250,000. The Board of Directors and Compensation Committee believe that this annual base salary is consistent with the salary range established for this position based on the factors noted above and Mr. Howard’s prior experience and managerial expertise, and his knowledge of the Company’s operations and the industry in which it operates.

Annual Bonus

The Company’s executive officers are eligible for discretionary annual cash bonuses. No executive officer of the Company received a discretionary cash bonus for the year ended December 31, 2002.

Stock Options

Under the Company’s 2000 Incentive Plan, stock options may be granted to key employees, including executive officers of the Company. The Compensation Committee administers the 2000 Incentive Plan. The Compensation Committee also previously administered the Company’s 1999 Incentive Plan and Non-Qualified Plan. During the year ended December 31, 2002, no options were granted to Mr. Howard under any of the Company’s stock option plans.

Section 162(m) Limitations

Under Section 162(m) of the Code, a tax deduction by corporate taxpayers, such as the Company, is limited with respect to the compensation of certain executive officers unless such compensation is based upon performance objectives meeting certain regulatory criteria or is otherwise excluded from the limitation. Based upon the Compensation Committee’s commitment to link compensation with performance as described in this report, the Compensation Committee currently intends to qualify compensation paid to the Company’s executive officers for deductibility by the Company under Section 162(m).

COMPENSATION COMMITTEE

E. RAY SOLOMON (CHAIRMAN)

JOHN A. GRANT, JR.

JOHN S. MCMULLEN

MARCH 10, 2003

The report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 (together, the “Acts”), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

PERFORMANCE GRAPH

The following line graph compares the Company’s cumulative total shareholder return with the cumulative total shareholder return of the S&P 500 Index and the NASDAQ Computer and Data Processing Index since the Company’s initial public offering in February 1999, assuming in each case an initial investment of $100 on February 11, 1999. The stock price performance shown below is not necessarily indicative of future price performance.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock, as of March 18, 2003, with respect to: (i) each of the Company’s directors; (ii) each of the Company’s executive officers named in the Summary Compensation Table above; (iii) all directors and executive officers of the Company as a group; and (iv) each person known by the Company to own beneficially more than 5% of the

Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

	Shares Beneficially Owned
Name	Shares	Percent
Bankers Insurance Group, Inc. (1)	8,349,884	68.0%
Western International Insurance Company (2)	700,000	*
David M. Howard	13,000	*
David K. Meehan	2,200	*
Anthony R. Marando	—	*
Robert M. Menke (3)	162,200	*
John A. Grant, Jr. (4)	41,000	*
E. Ray Solomon	5,500	*
John S. McMullen (5)	350,000	2.8%
All directors and executive officers as a group (7 persons) (3)(4)(5)	578,200	4.7%

*	Less than 1%
(1)	Includes shares held by Bankers Insurance Corporation (“BIC”) and Bankers Security Insurance Company (“BSIC”). The business addresses of Bankers Insurance Group, Inc. (“BIG”), BIC and BSIC are all 360 Central Avenue, St. Petersburg, Florida 33701. BIG is an indirect subsidiary of Bankers International Financial Corporation, Ltd. (“BIFC”), a Cayman Islands corporation wholly owned by Bankers International Financial Corporation II Trust, a discretionary charitable trust. The sole trustee of this trust is Ansbacher (Cayman) Limited, a Cayman Island corporation unaffiliated with BIG, the Company or their respective officers or directors. Pursuant to the trust’s declaration of trust, Independent Foundation for the Pursuit of Charitable Endeavors, Ltd., a not for profit Cayman Islands corporation (“IFPCE”), possesses the discretionary power to (i) direct the trustee to appoint the trust fund to another trust for the benefits of one or more of the beneficiaries of the trust and (ii) remove the trustee and appoint one or more new trustees outside the Cayman Islands. A majority vote of the directors of IFPCE is required to take either of these actions. The Articles of Association of IFPCE provide that the Board of Directors shall consist of seven members, three of whom shall be the top three executives of Bankers International Financial Corporation, a Florida corporation and subsidiary of BIFC, three of whom shall be Mr. Robert M. Menke and his lineal descendants, and one of whom shall be a director elected by a majority vote of the remaining six directors (or, if they cannot agree, appointed by a court of competent jurisdiction). Until his death or adjudication of incompetency, Robert M. Menke shall have five votes and all other directors shall have one vote, and Robert M. Menke’s presence at a meeting shall be required for a quorum. As of March 18, 2003, the directors of IFPCE included David K. Meehan and Robert M. Menke.

(2)	Western International Insurance Company (“WIIC”) is a wholly-owned subsidiary of Venture Capital Company (“VCC”). The business address of VCC and WIIC is Bank America Building, Fort Street, Georgetown, Grand Cayman, British West Indies. VCC is a Cayman Island corporation wholly owned by Venture II Trust, a discretionary charitable trust. The sole trustee of this trust is Cayman National Trust Company Limited, a Cayman bank unaffiliated with BIG, the Company or their respective officers or directors. Pursuant to the trust’s declaration of trust, IFPCE possesses the same discretionary powers as described in note (1) above.

(3)	Excludes an aggregate of 9,049,884 shares held by BIG, BIC, BSIC and WIIC. See Notes (1) and (2) above. All shares are held by Robert M. Menke Trust U/A dated 5/17/95, a revocable trust pursuant to which Robert M. Menke is the sole trustee and lifetime beneficiary.

(4)	Includes 15,000 shares held directly by Mr. Grant and 26,000 shares held directly by his spouse.

(5)	Includes 150,000 shares held directly by Mr. McMullen, 110,000 shares held by Andros Associates, Inc., 45,000 shares held by the Kenneth S. McMullen Family Trust and 45,000 shares held by the Gertrude B. McMullen Family Trust. Mr. McMullen owns 99% of the outstanding equity securities of Andros Associates, Inc., is the sole trustee and sole beneficiary of the Kenneth S. McMullen Trust, and is the sole trustee and sole beneficiary of the Gertrude B. McMullen Trust.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administration Agreement

Effective as of January 1, 1998, the Company and BIG entered into an Administrative Services Agreement (the “Administration Agreement”) pursuant to which BIG provided the Company with various administrative and support services, such as human resources and benefits administration, accounting, legal, cash management and investment services, requested by the Company from time to time and reasonably necessary in the conduct of its operations. Under the Administration Agreement as originally in effect, the Company was charged for these services generally based upon a contractually agreed-upon quarterly fee of $396,250. Effective as of January 1, 1999, the Administration Agreement was amended to eliminate certain accounting and internal audit service functions and to reduce the quarterly fee payable by the Company to BIG (including one-fourth of the annual fee for legal services) to $258,750, subject to renegotiation by either party. In addition, the Company paid BIG, through the year-ended December 31, 1999, an annual fee of $120,000 for routine legal services provided. Legal services provided with respect to non-routine matters were to be billed to the Company at negotiated prices. Effective January 1, 2000, the annual fee for routine legal services was reduced to $60,000 from $120,000. Effective April 1, 2000, the portion of the fee attributable to human resources and benefits administration services, excluding training services (approximately $393,000), was eliminated as the Company began to perform such services at such date. On December 31, 2000, the Administration Agreement was renewed by the Company for an additional one-year term.

Pursuant to the Letter Agreement (as hereinafter defined) described below, the Administration Agreement was terminated effective April 1, 2001. See—“Letter Agreements” below.

Service Agreements

Effective as of January 1, 1998, the Company entered into a separate Service Agreement (each a “Service Agreement”) with each of BIC, BSIC and FCIC, all direct or indirect subsidiaries of BIG, pursuant to which the Company provided policy administration, claims administration and data processing services to such entities in connection with their flood, homeowners and automobile lines of business, and claims administration and data processing services for all such entities’ other property and casualty lines of business.

Under the Service Agreements, as originally in effect, each entity paid the Company as follows: (1) for its policy administration services a monthly fee based upon direct written premiums for the flood, homeowners and automobile insurance programs; (2) for its claim administration services a monthly fee based upon direct earned premiums for the property, casualty, automobile property, automobile casualty and flood insurance programs (in addition, a monthly fee based upon direct incurred losses was charged for flood claims administration and a reimbursement not to exceed 5% of direct incurred losses from a single event in excess of $2 million was charged to property claims); (3) for its data processing services, a monthly fee based upon direct written premiums for all insurance programs; and (4) for certain customer services such as mailroom, policy assembly, records management and cash office a monthly fee based upon direct written premium (except, if provided in connection with their flood, homeowners and automobile insurance lines, where no such fees were imposed). The total service fees charged to BIC, BSIC and FCIC under these Service Agreements during the year ended December 31, 1998 totaled $36.1 million.

Effective January 1, 1999, these Service Agreements were modified to provide for tiered pricing based on the volume of business processed, and to change the fee for data processing services, which was previously charged as a percentage of direct written premiums, to a fixed monthly fee. The total service fees charged to BIC, BSIC and FCIC under these Service Agreements, as amended, during the years ended December 31, 1999 and

2000 totaled $41.5 million and $37.9 million, respectively. These modifications resulted in a reduction in the base fees charged for certain lines of business and increases in base fees charged for other lines of business to better reflect the services provided and competitive market rates for such services. The term of each Service Agreement was to expire on June 1, 2001, provided that it was thereafter to be automatically extended until terminated upon 90 days prior notice by either party.

Effective April 1, 1999, the Company further amended its existing Service Agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business, provided that certain key tasks were performed timely. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $41.5 million for the year ended December 31, 1999, would have been $39.7 million in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999. Additionally, for the year ended December 31, 1999, the Company did not recognize approximately $500,000 of additional affiliated service fees under the minimum service fee arrangement, as the Company did not meet certain specified milestones on a timely basis. Such minimums were established to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that had not grown as rapidly as originally forecasted.

Pursuant to the Letter Agreement described below, the Service Agreements were amended effective June 1, 2001 to, among other things, modify certain of the service fees payable thereunder and eliminate data and technical support services from the administrative services to be provided by the Company thereunder. See “—Letter Agreements” below.

Effective as of October 1, 2001, the Company entered into the New Service Agreement (as hereinafter defined) with BIC, BSIC and FCIC, as described below. The New Service Agreement replaced the Service Agreements, as amended by the Letter Agreement. See “—New Service Agreement” below.

Effective December 1, 1998, the Company entered into a service agreement with Bankers Life Insurance Company (“BLIC”), a subsidiary of BIG, pursuant to which the Company provided certain administrative services and allowed BLIC to make use of certain of the Company’s property, equipment and facilities in connection with BLIC’s day-to-day operations. Under this service agreement, as amended, BLIC agreed to pay the Company predetermined fees on a quarterly basis. The term of this service agreement with BLIC expired on June 1, 2001, and was not renewed or replaced, and no services were provided and no fees were ever charged or paid under this service agreement.

In addition, the Company administers an AYO Claims Agreement between BIG and Florida Windstorm Underwriting Association, which agreement BIG assigned to BIC on December 15, 1998. On October 17, 1999, the Company and BIG entered into an agreement designating the Company to be the administrator and perform the services of BIC under the AYO Claims Agreement. The Company processes and adjusts all claims made under the AYO Claims Agreement. The administrative fee (equal to a percentage of each loss paid) is allocated between BIC and the Company (such fees are paid directly to BIC and then disbursed to the Company). During the years ended December 31, 2001 and December 31, 2002, the Company received service fees of approximately $126,000 and $45,000, respectively, under this arrangement.

Effective November 14, 2000, the Company entered into a separate Insurance Administration Services Agreement with BIG (the “WC Agreement”) pursuant to which the Company provided policy administration, system hosting and support, and claim administration services to BIG and BIC in connection with BIC’s workers compensation line of business. Under the WC Agreement, the Company was paid for its services as follows: (1) for its policy administration, system hosting and support services, a monthly fee based upon direct written premium for BIC’s workers compensation program; and (2) for its claim administration services, a monthly fee based upon direct earned premium relating to such program. For the period November 14, 2000 through December 31, 2000 and the years ended December 31, 2001 and 2002, the total service fees charged to BIG under the WC Agreement were $26,650, $1.23 million and $359,000, respectively. BIG ceased writing workers compensation insurance in November 2001 and, consequently, the Company does not expect to realize significant revenue under the WC Agreement during the year ending December 31, 2003.

Technical Support Services Agreement

In April 1999, the Company entered into a Technical Support Services Agreement (the “Support Agreement”) with BIG pursuant to which the Company provided BIG with certain system development services. Under the Support Agreement, such services were charged to BIG on a time-and-materials basis. Pursuant to the Letter Agreement described below, the Support Agreement was terminated effective April 1, 2001. The Support Agreement was to be replaced, effective June 1, 2001, with a new Technical Support Services Agreement, pursuant to which BIG would provide certain technical support services to the Company. A new Technical Support Services Agreement has not been executed. BIG did not provide any technical support services to the Company after April 1, 2001 as contemplated thereby. See “—Letter Agreements” and “—New Service Agreement” below.

Letter Agreements

On April 13, 2001, the Company entered into a Letter Agreement with BIG, BIC, BSIC and FCIC (the “Letter Agreement”) pursuant to which the various contractual arrangements between the Company and such affiliated entities were significantly altered, as described below.

With respect to the Administration Agreement, the Letter Agreement provided that the existing Administration Agreement was terminated effective as of April 1, 2001 and would be replaced effective June 1, 2001, with a new Corporate Services Agreement, pursuant to which BIG would provide the Company with various corporate marketing (including graphic design and web-site development) and corporate training services requested by the Company from time to time at fixed hourly rates ranging from $40 to $100 per hour, depending on the service being provided.

The Letter Agreement provided that the parties would negotiate in good faith to execute and deliver the Corporate Services Agreement incorporating these terms on or before June 1, 2001; provided however, that in the event such agreement was not executed and delivered by that date, BIG would provide such services at the rates specified in the Letter Agreement. The Letter Agreement further provided that the Support Agreement was terminated effective April 1, 2001 and would be replaced effective June 1, 2001, with a new technical support services agreement pursuant to which BIG would provide the Company with certain technical support, computer programming and systems analysis services at specified rates (except for software development services, which would be provided on a time and materials basis). Neither the Corporate Services Agreement nor the new Technical Support Services Agreement has been, and neither is any longer expected to be, executed.

With respect to the Service Agreements, the Letter Agreement provided that each of such agreements was amended, effective June 1, 2001 to (i) postpone the expiration date of the agreement from June 1, 2001 until December 1, 2002, (ii) modify the service fees payable thereunder with respect to policy and claim administration services to be provided in connection with certain lines of business, (iii) eliminate data and technical support services from the administrative services to be provided by the Company under the agreement, and (iv) assess a fixed monthly fee for usage of the Company’s AS 400 computer system. With respect to the service fee modifications, under the Service Agreements, as amended, each entity paid the Company (1) a monthly fee based upon direct written premiums for policy administration services relating to its flood, homeowners and commercial lines of business and (2) a monthly fee based upon net claims (after deductibles) for claim administration services relating to its flood line of business. The service fees payable under the Service Agreements with respect to (a) policy administration services relating to the automobile line of business, and (b) claim administration services relating to all lines of business other than flood, remained unchanged.

On April 13, 2001, the Company entered into a Commitment Letter to advance service fee payments (the “Commitment Letter”) with BIG pursuant to which BIG agreed to advance to the Company, beginning June 1, 2001, up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under the Service Agreements. Such advances were available to the Company beginning June 1, 2001 and continuing through December 1, 2002 and were to be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter would constitute a prepayment of, and would be credited toward, the service fees charged to BIG by the Company during the month following such advance. The Company did not draw upon this advance while the Commitment Letter was in effect.

New Service Agreement

Effective October 1, 2001, the Company entered into a new Insurance Administration Services Agreement with BIC, BSIC and FCIC (the “New Service Agreement”). The New Service Agreement replaced the Service Agreements, as amended by the Letter Agreement. Pursuant to the New Service Agreement, the Company provided policy administration, claims administration and data processing services to such entities in connection with their flood, homeowners and automobile lines of business, and claims administration and data processing services for all such entities’ other property and casualty lines of business.

Under the New Service Agreement, each entity paid the Company as follows: (1) for its policy administration services a monthly fee based upon direct written premiums for the flood, homeowners and automobile insurance programs; (2) for its claims administration services a monthly fee based upon direct earned premiums for the property, casualty, automobile property, automobile casualty and flood insurance programs (in addition, a monthly fee based upon direct incurred losses was charged for flood claims administration and a reimbursement not to exceed 5% of direct incurred losses from a single event in excess of $2 million was charged to property claims.); (3) for its data processing services, a monthly fee based upon direct written premiums for all insurance programs; and (4) for certain customer services such as mailroom, policy assembly, records management and cash office a monthly fee based upon direct written premium (except, if provided in connection with their flood, homeowner and automobile insurance lines, where no such fees were imposed). The New Service Agreement was for an initial term of five years, subject to termination thereafter upon 90 days written notice. The New Service Agreement further provided for the renegotiation of rates in good faith after the first three years of the initial term.

The New Service Agreement modified the existing arrangements under the Service Agreements by, among other things: (i) reducing the base fees charged for certain lines of business; (ii) providing for tiered pricing based on the volume of business processed electronically rather than manually; (iii) providing for the pass-through to BIG of flood loss adjustment expenses for outsourcing services; and (iv) providing for the pass-through to BIG of all postage expenses and third-party information services incurred by the Company in connection with its performance under the New Service Agreement. For financial statement purposes these expense pass-throughs were considered revenues. If the New Service Agreement had not been in effect, the Company’s affiliated outsourcing service fee and pass-through revenue (i) for the three months ended December 31, 2001, which totaled approximately $5.9 million and $1.1 million, respectively, on an actual basis, would have been approximately $6.5 million and $0 under the previous agreement, on a pro forma basis. As of October 1, 2002, the Company again became directly responsible for the payment of postage expenses under the terms of the New Service Agreement.

Effective July 1, 2002, the Company amended the New Service Agreement (as amended, the “Amended New Service Agreement”), such that, as of July 1, 2002, the Company no longer provided policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business. However, the Company continued to provide policy administration, claims administration and data processing services in connection with BIG’s flood insurance line of business, with no change in the existing fee structure. As a result of the transaction consummated between BIG and FNF on January 3, 2003, BIG no longer has a flood insurance line of business. Pursuant to the FCIC Service Agreement, FCIC was expressly removed as a party from the Amended New Service Agreement. See “Item 1. Business—Recent Developments.”

Pursuant to the Amended New Service Agreement, the Company continues to provide BIG with information technology hosting and support services for a fixed monthly fee. The Company also continues to provide BIG with various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business. For the foregoing services, BIG pays the Company a monthly fee based upon a percentage of the direct written premium for each line of business. With respect to the service fees payable in connection with BIG’s personal (i.e., automobile and homeowners) and commercial insurance lines of business, the applicable percentage of direct written premium being charged has been reduced to reflect the reduction in the services being provided in connection with such lines of business. If the Amended New Service Agreement had been in effect as of January 1, 2002, the Company’s affiliated outsourcing revenues for the year ended December 31, 2002, which were $21.3 million on an actual basis, would have been $13.8 million on a pro forma basis. In connection with the implementation of the Amended New Service Agreement, BIG agreed to assume all pending claims relating to lines of business being serviced on a reduced basis by the Company. In exchange, the Company agreed to pay BIG $300,000 to cover the estimated processing costs for these claims.

Effective August 12, 2002, the Company amended the Amended New Service Agreement. Pursuant to this amendment, the Company provides additional IT support services to BIG. In return for providing these services, the Company receives not less than approximately $876,000 in fees from BIG, which is a minimum amount based upon estimated IT usage of the Company’s services. In addition, the Company agreed to hire eleven persons previously employed by BIG, at an anticipated annualized cost of approximately $764,000.

Original BIG Loan

On August 14, 2001, the Company entered into a Credit and Security Agreement with BIG (together with the related loan documentation, the “Original Credit Agreement”), pursuant to which the Company established a short-term, secured line of credit in favor of BIG in the amount of up to $5.0 million (the “Original BIG Loan”). The Original BIG Loan was secured by (i) a first lien security interest in all accounts and contract rights of Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), with insurance agents (including but not limited to general agents with respect to the sale of federal flood insurance) and (ii) an option to purchase from BIG the outstanding capital stock, consisting of 10,343 shares of common stock, of FCIC at an exercise price of $10 per share. The principal purpose of the Original BIG Loan was to assist BIG with certain short-term working capital needs.

Pursuant to the Original Credit Agreement, all unpaid principal and interest became due and payable in full on February 28, 2002. As of such date, BIG owed the Company an aggregate of approximately $5.0 million under the Original BIG Loan. On March 14, 2002, the Company and BIG amended the Original Credit Agreement (“the Amended Original Credit Agreement”) to extend the Original BIG Loan until May 31, 2002. Pursuant to the Amended Credit Original Agreement, interest was payable monthly on amounts outstanding under the Original BIG Loan at an annual rate equal to the Prime Rate (as defined in the Amended Original Credit Agreement), plus 1.5%.

On June 10, 2002, the Company received payment in full of all amounts due and owing (approximately $5.0 million) from BIG, under the Original BIG Loan.

BIG Agreement; Line of Credit

In August 2002, the Company announced an intention to commence a cash tender offer for all of the presently outstanding shares of its Common Stock, at a price of $3.08 per share, net to the seller in cash (the

“Offer”). The Offer was to be conditioned upon at least a majority of the shares of Common Stock not held by members of the BIG Group (as hereinafter defined) being tendered and other closing conditions typical for this type of transaction. The Offer was to have been made pursuant to an Agreement and Plan of Merger, dated August 15, 2002 (the “BIG Agreement”), by and among the Company, BIG, BIC, BSIC and Bankers Management Corporation (“Acquisition Corp.”). BIC is a wholly-owned subsidiary of BIG and BSIC is a jointly-owned subsidiary of BIG and BIC. BIG, BIC and BSIC constituted the “BIG Group.” Acquisition Corp. is a Florida corporation wholly-owned by BIC and BSIC and was formed solely for purposes of consummating a short-form merger following the Offer. As of the date of the BIG Agreement, the members of the BIG Group collectively owned approximately 68% of the outstanding shares of Common Stock. Pursuant to the BIG Agreement, the members of the BIG Group had agreed not to tender the shares of Common Stock owned thereby in response to the Offer. Also pursuant to the BIG Agreement, the Company agreed to loan BIG and/or BUI up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the insurance flood book of BUI. All amounts due under the Line of Credit were due July 31, 2003 and monthly interest-only payments would be due prior to maturity.

In November 2002, the Board of Directors of the Company, upon the recommendation of the Special Committee thereof, withdrew its approval of, and the Company terminated its intent to commence, the Offer. See “Item 1. Business—Consideration of Strategic Alternatives.”

On January 3, 2003, BIG consummated the sale of FCIC and certain other assets to Fidelity National Financial, Inc. (“FNF”). See “Item 1. Business—Recent Developments.” On the same date, the Company received payment in full of all amounts due and owing (approximately $6.7 million) from BIG under the Line of Credit. The Line of Credit was secured by a first priority lien security interest in the book of flood insurance business sold by BIG to FNF. This security interest and all loan documentation relating to the Line of Credit were terminated upon receipt by the Company of all amounts due under the Line of Credit.

Property Leases

The Company subleased from Bankers Financial Corporation, the direct parent corporation of BIG (“BFC”), approximately 44,000 square feet of office space in St. Petersburg, Florida at a monthly rate of approximately $56,000 (the “BFC Sublease”). This sublease was terminated effective as of August 28, 2002. During the period from January 1, 2002 through August 28, 2002, the Company paid BFC approximately $428,000 under the terminated BFC Sublease. This space housed the Company’s corporate headquarters, as well as a portion of its outsourcing operations. The Company and BFC entered into the sublease on December 31, 2001. The sublease agreement replaced a lease agreement between BIC and the Company for the same property, which was terminated effective as of December 31, 2001 in connection with a sale by BIC of the property covered by the lease and its simultaneous lease by BFC. The terms and conditions of the sublease agreement were substantially identical to those of the lease agreement which it replaced, as earlier amended. During the year ended December 31, 2001, the Company paid BIC approximately $918,000 under the terminated lease agreement.

The Company leased from BLIC approximately 4,600 square feet of office space in St. Petersburg, Florida at a monthly rate of approximately $5,100 (the “BLIC Lease”). This lease was terminated effective as of June 30, 2002. This space housed certain of the Company’s information technology functions. This lease replaced, as of October 15, 2001, an existing lease between the Company and BLIC for the same office space. During the period from January 1, 2002 through June 30, 2002, the Company paid BLIC approximately $27,000 under the BLIC Lease. During the year ended December 31, 2001, the Company paid BLIC an aggregate of approximately $35,600 under the BLIC Lease and the lease which it replaced.

The Company relocated the operations described above to another facility in St. Petersburg, Florida, that the Company currently leases from an unaffiliated third party. The Company expects to realize cost savings of approximately $725,000 annually as a result of the termination of these two subleases.

The Company currently subleases approximately 5,000 square feet of office space in St. Petersburg, Florida from BFC at a monthly rate of approximately $8,000. The current term of this sublease expires on

December 31, 2003. This sublease was entered into on December 31, 2001. The agreement replaced a lease agreement between BIC and the Company for the same property, which was terminated effective as of December 31, 2001 in connection with a sale by BIC of the property covered by the lease and its simultaneous lease by BFC. The terms and conditions of the sublease agreement are substantially identical to those of the lease agreement that it replaced, as earlier amended except that the sublease relates to only a portion of the space previously leased under the terminated lease agreement. During the year ended December 31, 2002, the Company paid BIC approximately $425,000 under the terminated lease agreement.

Sales and Assignment Agreement

In May, 1998, the Company entered into a sales and assignment agreement with BIG and certain affiliated companies whereby certain assets were transferred and assigned to the Company, effective retroactively to April, 1998, for use in its business. The assets, including, but not limited to, telephone equipment, computer hardware and software, and service marks were transferred at their net book value as of the date of transfer. The Company paid consideration consisting of approximately $325,000 in cash and entered into two promissory notes amounting to approximately $2.8 million. The notes were repaid in full in February 2000 out of the net proceeds to the Company from its initial public offering. In addition, the Company assumed the existing leases with unaffiliated third parties relating to various computer equipment.

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

Tax Indemnity Agreement

As of July 31, 1998, BIG sold a sufficient number of shares in the Company such that the Company no longer files its tax return with Bankers International Financial Corporation (“BIFC”) on a consolidated basis. Effective July 31, 1998, the Company and BIFC entered into a Tax Indemnity Agreement pursuant to which (i) BIFC agrees to indemnify the Company in the event the Company incurs a tax liability as a result of taxable income of BIFC or one of its subsidiaries, and (ii) the Company agrees to indemnify BIFC in the event BIFC incurs a tax liability as a result of taxable income of the Company or one of its subsidiaries. Each party also agrees to reimburse the other by certain tax credits arising on or before July 31, 1998. Under the Tax Indemnity Agreement, the parties terminated a previous tax allocation agreement that had been in effect since October 1, 1993.

Geotrac Transaction

On December 28, 2001 the Company consummated the transactions contemplated by a stock purchase agreement (as amended, the “Geotrac Agreement”), dated as of September 20, 2001, by and among the Company, Geotrac of America, Inc. (“Geotrac”), Geotrac Holdings, Inc., Daniel J. White, the Daniel J. White Trust, the Sandra A. White Trust, and, solely for purposes of a non-competition covenant, BIG. The shareholders of the Company approved the Geotrac Agreement and the transactions contemplated thereby in accordance with Florida law at a Special Meeting of Shareholders held on December 26, 2001.

Pursuant to the Geotrac Agreement, Geotrac Holdings, Inc., a Delaware corporation formed by Mr. White and his spouse, Sandra A. White, purchased all the issued and outstanding capital stock (the “Geotrac Shares”) of Geotrac from the Company. Prior to the consummation of the transactions contemplated by the Geotrac Agreement, Mr. White served as a director of the Company and President, Chief Executive Officer and a director of Geotrac. Mr. White resigned as a director of the Company effective as of the consummation of the sale of the Geotrac Shares.

The purchase price paid for the Geotrac Shares was $19.0 million in cash, plus 524,198 shares of Common Stock of the Company beneficially owned by Mr. White and his spouse. Pursuant to the Geotrac Agreement, certain of the parties also entered into additional agreements as of the closing of such sale, including a Flood Zone Determination Service Agreement pursuant to which Geotrac will provide the Company with flood zone determination services for up to ten years at pricing management of the Company currently considers to be favorable.

Phantom Stock Plans

During the year ended December 31, 2000, the Company recognized approximately $338,000 in compensation expense (of which approximately $145,000 relates to 1999) resulting from the vesting of benefits payable to certain current and former officers and directors of the Company under the Amended and Completely Restated Phantom Stock Plan (the “BFC Plan”) of Bankers Financial Corporation (“BFC”), the parent corporation of BIG, and the Amended and Restated Phantom Stock Plan (the “VCC Plan”) of Venture Capital Corporation (“VCC”). The foregoing compensation charge is a non-recurring, non-cash item to the Company, as all such benefits under such plans were fully vested as of September 30, 2000 and constitute the respective obligations of BFC and VCC, not the Company. No compensation expense was recognized in either 2001 or 2002 for this item.

Effective September 30, 2000, the BFC and VCC Plans were amended to provide for, among other things, immediate vesting of benefits payable thereunder to certain current and former officers and directors of the Company. Accordingly, as of September 30, 2000, the total discounted and non-discounted benefits payable under these plans, which have accrued since February 11, 1999, the date of the Company’s initial public offering (the “IPO Date”), totaled $327,000 and $894,000, respectively, for the BFC Plan and $12,000 and $43,000, respectively, for the VCC Plan. Benefits under each of such plans generally are payable in 120 equal installments beginning at age 60. Although resulting in a compensation expense (on a discounted basis) to the Company, all of such benefits under such plans were granted on or before the IPO Date and constitute the respective obligations of BFC and VCC, not the Company. The benefits described herein exclude amounts vested prior to the IPO Date and/or allocable to services provided to BIG or its affiliated entities (other than the Company or its subsidiaries) since the IPO Date.

The aggregate amount (on a non-discounted basis) in benefits payable to current and former executive officers and directors of the Company under the BFC Plan and the VCC Plan, respectively, and which accrued from the IPO Date through September 30, 2000, are as follows: David M. Howard, $247,515 and $25,523; Robert G. Gantley, $217,583; Kathleen M. Batson, $43,348 and $6,160; John A. Grant, Jr., $154,100 and $9,210; William D. Hussey, $100,000 and $0; and E. Ray Solomon, $100,000 and $0. The foregoing benefits exclude amounts vested prior to the IPO Date and/or allocable to services provided to BIG or its affiliated entities (other than the Company or its subsidiaries) since the IPO Date.

Except as set forth below, since the IPO Date, no officers or directors of the Company have been eligible to receive additional grants under such phantom stock plans or have been subject to future allocations of profits or losses with respect thereto. In addition, except as set forth below, all current officers and directors of the Company were fully vested, as of September 30, 2000, in all benefits under such plans. Notwithstanding the foregoing, Robert M. Menke and David K. Meehan, directors of the Company, will continue to be eligible to receive grants, vest in benefits received and share in profits and losses under such plans in their capacity as officers and directors of BIG and its affiliated entities.

Miscellaneous

In February 1999, Western International Insurance Company, a wholly owned subsidiary of VCC and presently a more-than 5% shareholder of the Company, loaned $12.0 million to BIG in exchange for a subordinated note. This loan was funded by using a portion of the net proceeds received by VCC in the Company’s initial public offering. BIG, in turn, used a portion of such loan proceeds to satisfy a note payable (including accrued interest) to the Company which totaled $5,322,455. The balance of the loan proceeds provided BIG with additional capital to repay other outstanding indebtedness and expand its operations. The Company, in turn, used the funds received from BIG, together with a portion of the net proceeds from its initial public offering, to satisfy approximately $7.1 million in accounts, income taxes and notes payable (including accrued interest) payable to BIG.

The Audit Committee of the Board of Directors is responsible for reviewing all transactions between the Company and any officer or director of the Company or any entity in which an officer of director has a material interest. Any such transactions must be on terms no less favorable than those that could be obtained on an arm’s-length basis from independent third parties.

ITEM 14.     CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

List of documents filed as part of this report:

(1)    Financial Statements

Insurance Management Solutions Group, Inc. Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2002

Consolidated Statements of Income for the years ended December 31, 2000, 2001 and 2002

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2000, 2001 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002

Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules

Report of Independent Certified Public Accountants on Schedule 1

Schedule 1—Condensed Financial Information of Registrant

Notes to Condensed Financial Information of Registrant.

(3)    Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Insurance Management Solutions Group, Inc.*
3.2	Amended and Restated Bylaws of Insurance Management Solutions Group, Inc.*
4.1	Specimen certificate for the Common Stock of Insurance Management Solutions Group, Inc.*
10.1	Employment Agreement, dated August 10, 1998, between David K. Meehan and Insurance Management Solutions Group, Inc.*
10.2	Insurance Management Solutions Group, Inc. Long Term Incentive Plan*
10.3	Insurance Management Solutions Group, Inc. Non-Employee Directors’ Stock Option Plan*
10.4

Snell Arcade Building Lease, dated May 15, 1996, between Snell Arcade Limited Company and Bankers Insurance Group, Inc., as revised and assigned to Insurance Management Solutions Group, Inc., effective January 1, 1998*

10.5	Lease Agreement for 10051 5th Street North, dated October 15, 2001, between Bankers Life Insurance Company and Insurance Management Solutions Group, Inc.***************
10.6	Bankers Financial Center Lease Agreement, dated January 1, 1997, between Bankers Insurance Company and Insurance Management Solutions Group, Inc.*
10.7

Administration Services Agreement, dated January 1, 1998, between Bankers Insurance Group, Inc. and Insurance Management Solutions Group, Inc., including Addendum to Administration Services Agreement, dated December 2, 1998 and effective January 1, 1998, and Addendum to Administration Services Agreement, effective January 1, 1999*

10.8

Service Agreement, dated January 1, 1998, between Insurance Management Solutions, Inc. and Bankers Insurance Company, including Addendum dated April 1, 1998 and form of Addendum to Service Agreements effective January 1, 1999*

Exhibit Number	Exhibit Description
10.9	Service Agreement dated January 1, 1998 between Insurance Management Solutions, Inc. and Bankers Security Insurance Company, including form of Addendum to Service Agreements effective January 1, 1999*
10.10	Service Agreement dated January 1, 1998 between Insurance Management Solutions, Inc. and First Community Insurance Company, including form of Addendum to Service Agreements effective January 1, 1999*
10.11

Insurance Administration Services Agreement, effective September 30, 2001, between Insurance Management Solutions, Inc. and each of Mobile USA Insurance Company and Philadelphia Indemnity Insurance Company***************

10.12	Insurance Administration Services Agreement, effective October 1, 2001, between Insurance Management Solutions, Inc. and Auto Club South Insurance Company***************
10.13	Flood Insurance Program Services Agreement by and among Insurance Management Information Services, Inc., American Alternative Insurance Corporation, and Corporate Insurance Agency Services*
10.14

Agreement and Plan of Merger, dated May 12, 1998, by and among Geotrac, Inc., Insurance Management Solutions, Inc., Daniel J. and Sandra White, Bankers Insurance Group, Inc. and Bankers Hazard Determination Services, Inc.*

10.15

Term Lease Master Agreement, dated August 6, 1996, between IBM Credit Corporation and Bankers Insurance Company, assigned by Bankers Insurance Company to Insurance Management Solutions, Inc., effective April 1, 1998, pursuant to Sales and Assignment Agreement, dated May 6, 1998*

10.16

Sales and Assignment Agreement, dated May 6, 1998, by and between Insurance Management Solutions Group, Inc., Insurance Management Solutions, Inc., Bankers Insurance Group, Inc., Bankers Insurance Services, Inc., Bankers Life Insurance Company, Southern Rental & Leasing Corporation, Bankers Insurance Company and Insurance Management Information Services, Inc.*

10.17	Tax Indemnity Agreement dated July 31, 1998 between Bankers Insurance Group, Inc., Insurance Management Solutions Group, Inc. and Daniel J. and Sandra White*
10.18	Flood Insurance Agreement, dated January 6, 1998, between First Community Insurance Company and Keystone Insurance Company*
10.19	Marketing Agreement, dated November 14, 1997, between First Community Insurance Company and Nobel Insurance Company*
10.20	Flood Insurance Agreement, dated February 11, 1998, between First Community Insurance Company and Horace Mann Insurance Company*
10.21	Flood Insurance Agreement, dated February 17, 1995, between First Community Insurance Company and Armed Forces Insurance Exchange, as amended*
10.22	Flood Insurance Agreement, dated November 17, 1995, between First Community Insurance Company and Amica Mutual Insurance Company, as amended*
10.23	Non-Qualified Stock Option Plan*
10.24	Funding Agreement, dated June 19, 1998, by and between Bankers Insurance Group, Inc. and Insurance Management Solutions Group, Inc.*
10.25	Assignment of Registered Service Mark (“Floodwriter”), dated May 7, 1998, from Bankers Insurance Company to Insurance Management Solutions, Inc.*
10.26	Assignment of Registered Service Mark (“Undercurrents”), dated May 7, 1998, from Bankers Insurance Company to Insurance Management Solutions, Inc.*
10.27	Software License Agreement, effective January 1, 1998, between Insurance Management Solutions, Inc., Bankers Insurance Group, Inc. and Bankers Insurance Company*
10.28

Tax Indemnity Agreement dated July 31, 1998 between Insurance Management Solutions Group, Inc., Insurance Management Solutions, Inc. and Geotrac of America, Inc., including Addendum dated July 31, 1998*

Exhibit Number	Exhibit Description
10.29

Tax Allocation Agreement dated July 31, 1998 between Insurance Management Solutions Group, Inc., Insurance Management Solutions, Inc. and Geotrac of America, Inc., including Addendum dated July 31, 1998*

10.30

Service Agreement dated December 1, 1998 between Insurance Management Solutions, Inc. and Bankers Life Insurance Company, including Addendum to Service Agreements dated December 11, 1998 and effective January 1, 1999*

10.31	AYO Claims Agreement between Florida Windstorm Underwriting Association and Bankers Insurance Group, Inc., dated February, 1998*
10.32	Assignment of AYO Claims Agreement among Bankers Insurance Group, Inc., Bankers Insurance Company and Florida Windstorm Underwriting Association dated December 15, 1998*
10.33	Software Transfer Agreement dated September 1, 1998 by and among Bankers Insurance Group, Inc., Bankers Insurance Company, Insurance Management Solutions, Inc., and First Community Insurance Company*
10.34	Registration Rights Agreement dated January, 1999, between Insurance Management Solutions Group, Inc. and J. Douglas Branham and Felicia A. Rivas*
10.35

Stock Purchase Agreement dated December 10, 1998 between Colonial Catastrophe Claims Corporation, J. Douglas Branham, Felicia A. Rivas, and Insurance Management Solutions Group, Inc., including Addenda thereto*

10.36	Loan Agreement dated December 16, 1998 between Bankers Insurance Group, Inc. and Western International Insurance Company*
10.37	Promissory Note of Bankers Insurance Group, Inc. in favor of Western International Insurance Company*
10.38	Agreement for Satisfaction of Debt and Capitalization of Subsidiary dated December 16, 1998 between Venture Capital Corporation and Western International Insurance Company*
10.39	Plan of Merger dated January 7, 1999 and effective January 15, 1999 between IMS Colonial, Inc. and Colonial Catastrophe Claims Corporation*
10.40	Flood Insurance Services Agreement, dated January 14, 1999, by and between Insurance Management Solutions Group, Inc. and Farmers Services Corporation*
10.41	Funding Agreement, dated February 16, 1999, by and between Bankers Insurance Group, Inc., Bankers Insurance Company, Venture Capital Corporation and Western International Insurance Company**
10.42	Insurance Administration Services Agreement, dated October 17, 2001, by and between Insurance Management Solutions, Inc. and Middlesex Mutual Assurance Company.***************
10.43	Flood Insurance Services Agreement, effective January 13, 1999, by and between Insurance Management Solutions, Inc. and Island Insurance Companies, Ltd.**
10.44	Lease Agreement, dated February 1, 1999, by and between Colonial Real Estate of Dunedin, Inc. and Colonial Claims Corporation**
10.45

Second Addendum to Service Agreements, effective as of April 1, 1999, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, First Community Insurance Company and Bankers Security Insurance Company***

10.46	Technical Support Services Agreement, dated April 1, 1999, by and between Insurance Management Solutions, Inc. and Bankers Insurance Group, Inc. and its subsidiaries***
10.47	Lease Agreement, dated September 27, 1999, by and between Koger Equity, Inc. and Insurance Management Solutions Group, Inc.****
10.48	Insurance Administration Services Agreement, effective as of May 3, 2000, by and between Insurance Management Solutions, Inc. and Reliance Insurance Company*****
10.49	Insurance Administration Services Agreement, effective as of June 30, 2000, by and between Insurance Management Solutions, Inc. and Instant Insurance Holding, Inc.*****
10.50	Development Services Agreement, effective as of June 30, 2000, by and between Insurance Management Solutions, Inc. and Instant Insurance Holding, Inc.*****

Exhibit Number	Exhibit Description
10.51	Insurance Administration Services Agreement (Interim), effective as of June 22, 2000, by and between Insurance Management Solutions, Inc. and Instant Insurance Holding, Inc.*****
10.52

Insurance Administration Services Agreement Termination and Interim Services Addendum, effective as of August 1, 2000, by and between Insurance Management Solutions, Inc., International Catastrophe Insurance Managers, LLC and Clarendon National Insurance Company, including all schedules and exhibits thereto******

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
10.58

Asset Purchase Agreement, including Indemnification Agreement, Bill of Sale and Assignment of Flood Monitoring Agreement, effective July 31, 2000, between IMS Direct, Inc. and Bankers Insurance Services, Inc.*******

10.59

Letter Agreement, dated April 13, 2001, by and between Insurance Management Solutions, Inc., Bankers Insurance Group, Inc., Bankers Insurance Company, First Community Insurance Company and Bankers Security Insurance Company*******

10.60	Settlement Agreement, dated February 20, 2001, by and between Instant Insurance Holdings, Instant Auto Insurance Company and Insurance Management Solutions, Inc.*******
10.61	Commitment Letter to advance service fee payments, dated April 13, 2001, between Insurance Management Solutions, Inc. and Bankers Insurance Group, Inc.*******
10.62	Credit and Security Agreement, dated August 14, 2001, between Insurance Management Solutions Group, Inc. and Bankers Insurance Group, Inc.********
10.63	Collateral Assignment of Flood Book, dated August 14, 2001, by Bankers Underwriters, Inc.********
10.64	Stock Option Agreement, dated August 14, 2001, between Bankers Insurance Group, Inc. and Insurance Management Solutions Group, Inc.********
10.65	Employment Agreement, dated October 4, 2001 and effective October 1, 2001, between Insurance Management Solutions Group, Inc. and Anthony R. Marando*********
10.66

Stock Purchase Agreement, dated as of September 20, 2001 (the “Stock Purchase Agreement”), by and among Insurance Management Solutions Group, Inc., Geotrac of America, Inc., Geotrac Holdings, Inc., Daniel J. White, the Daniel J. White Trust, the Sandra A. White Trust and, solely for purposes of Section 7.2, Bankers Insurance Group, Inc. (including the Exhibits thereto)**********

10.67	Amendment to the Stock Purchase Agreement, dated December 28, 2001**********
10.68	Master Promissory Note, dated August 14, 2001, by Bankers Insurance Group, Inc.***********
10.69	Amendment No. 1 to Credit and Security Agreement, dated March 14, 2002, between Insurance Management Solutions Group, Inc. and Bankers Insurance Group, Inc.***********
10.70

Amendment to Tax Allocation Agreement, dated September 20, 2001, between Insurance Management Solutions Group, Inc., Geotrac of America, Inc., IMS Direct, Inc. and Insurance Management Solutions, Inc.***********

10.71

Insurance Administration Services Agreement, effective October 1, 2001, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company***********

10.72

Run Off Claim Administration Services Agreement, effective June 7, 2001, between Insurance Management Solutions, Inc. and each of Bankers Insurance Company and First Community Insurance Company***********

Exhibit Number	Exhibit Description
10.73

Claims Administration Agreement, dated November 26, 2001, between International Catastrophe Insurance Managers, LLC, Insurance Management Solutions, Inc. and AXA RE America Insurance Company***********

10.74	Insurance Administration Services Agreement, effective September 1, 2001, between Insurance Management Solutions, Inc. and Cooperativa de Seguros Multiples de Puerto Rico***********
10.75	Runoff Claim Administration Services Agreement, effective January 1, 2001, between Insurance Management Solutions, Inc., Instant Insurance Holdings, Inc. and Instant Auto Insurance Company***********
10.76	Insurance Administration Services Agreement, effective March 1, 2001, between Insurance Management Solutions, Inc. and Residence Mutual Insurance Company***********
10.77	[intentionally omitted]
10.78	First Amendment of Lease, dated August 1, 2001, between Bankers Insurance Company and Insurance Management Solutions Group, Inc.***********
10.79	Termination of Lease Agreement, dated December 31, 2001, between Bankers Insurance Company and Insurance Management Solutions Group, Inc.***********
10.80	Sublease Agreement, dated December 31, 2001, between Bankers Financial Corporation and Insurance Management Solutions Group, Inc.***********
10.81	Appointment of Administrator, dated October 7, 2001, between Bankers Insurance Group, Inc. and Insurance Management Solutions, Inc.***********
10.82	Insurance Administration Services Agreement, effective March 1, 2002, by and between Insurance Management Solutions, Inc. and Island Insurance Companies, LTD.***********
10.83

First Amendment to Insurance Administration Services Agreement, effective July 1, 2002, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company************

10.84

Agreement and Plan of Merger, dated as of August 15, 2002, by and among Bankers Insurance Group, Inc., Bankers Insurance Company, Bankers Security Insurance Company, Bankers Management Corporation and Insurance Management Solutions Group, Inc.*************

10.85

Insurance Administration Services Agreement, dated March 22, 1999, by and between Insurance Management Solutions, Inc. and First Insurance Company of Hawaii, Ltd. (including Addendums thereto dated January 30, 2000 and July 26, 2002*************

10.86

Second Amendment to Insurance Administration Services Agreement, effective August 12, 2002, by and between Insurance Management Solutions, Inc. and each of Bankers Insurance Company, Bankers Security Insurance Company and First Community Insurance Company*************

10.87

Credit and Security Agreement, dated and effective August 15, 2002, between Insurance Management Solutions Group, Inc., as Lender, and Bankers Insurance Group, Inc. and Bankers Underwriters, Inc., as Borrower*************

10.88

Revolving Line of Credit Master Promissory Note, dated August 15, 2002, by Bankers Insurance Group, Inc. and Bankers Underwriters, Inc. in favor of Insurance Management Solutions Group, Inc.*************

10.89	Collateral Assignment of Flood Book, dated and effective August 15, 2002, by Underwriters, Inc. in favor of Insurance Management Solutions Group, Inc.*************
10.90	Further Assurance and Compliance Agreement, dated August 15, 2002, between Bankers Insurance Group, Inc., Bankers Underwriters, Inc. and Insurance Management Solutions Group, Inc.*************
10.91	Flood Insurance Full Service Vendor Agreement, dated as of January 3, 2003, by and between First Community Insurance Company and Insurance Management Solutions Group, Inc.**************
10.92	Release of Security Interests, dated as of January 3, 2003, by and between Bankers Insurance Group, Inc., Bankers Underwriters, Inc. and Insurance Management Solutions Group, Inc.*************

Exhibit Number	Exhibit Description
10.93

Termination Agreement (relating to Technical Support Agreement), dated as of January 3, 2003, by and between Insurance Management Solutions, Inc., Bankers Insurance Group, Inc., and First Community Insurance Company**************

21.1	List of subsidiaries of Insurance Management Solutions Group, Inc.***************
99.1	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
99.2	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*  Previously filed as part of the Company’s Form S-1 Registration Statement (Reg. No. 333-57747) originally filed on June 28, 1998, as amended, and incorporated by reference herein.

**  Previously filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.

***  Previously filed as part of the Company’s Form 10-Q for the quarter ended June 30, 1999, and incorporated by reference herein.

****  Previously filed as part of the Company’s Form 10-K for the year ended December 31, 1999, and incorporated by reference herein.

*****  Previously filed as part of the Company’s Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.

******  Previously filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2000, and incorporated by reference herein

*******  Previously filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein.

********  Previously filed as part of the Company’s Form 10-Q for the quarter ended June 30, 2001, and incorporated by reference herein.

*********  Previously filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference herein.

**********  Previously filed as part of the Company’s Current Report on Form 8-K filed on January 14, 2002

***********  Previously filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.

************  Previously filed as part of the Company’s Current Report on Form 8-K filed on July 10, 2002, and incorporated by reference herein.

*************  Previously filed as part of the Company’s Form 10-Q for the quarter ended June 30, 2002, and incorporated by reference herein.

**************  Previously filed as part of the Company’s Current Report on Form 8-K filed on January 7, 2003, and incorporated by reference herein.

*************** Previously filed as part of the Company’s Annual Report on Form 10-K/A for the year-ended December 31, 2001, as incorporated by reference herein.

Exhibits 10.1, 10.2, 10.3, 10.23, 10.53, 10.54, 10.55, 10.56, 10.57 and 10.65 represent management contracts and compensatory plans.

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2002.

The Company filed a Current Report on Form 8-K on January 7, 2003 to report: (i) the consummation on January 3, 2003, of the sale by Bankers Insurance Group, Inc. (including its subsidiaries, “BIG”) of First Community Insurance Company, a subsidiary of BIG and a fifty-state licensed insurance carrier (“FCIC”), and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and FCIC, to Fidelity National Financial, Inc. (“FNF”); (ii) the execution and delivery, on January 3, 2003, of a Flood Insurance Full Service Vendor Agreement between the Company and FCIC; and (iii) the payment by BIG, on January 3, 2003, of all amounts due and owing the Company (approximately $6.7 million) under a revolving line of credit and the termination of such line of credit.

INDEX TO FINANCIAL STATEMENTS

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of Insurance Management Solutions Group, Inc.

We have audited the accompanying consolidated balance sheets of Insurance Management Solutions Group, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insurance Management Solutions Group, Inc. and subsidiaries as of December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Tampa, Florida

March 14, 2003

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,095,808	$13,109,540
Accounts receivable, net	875,297	1,015,450
Due from affiliates	4,716,172	4,892,216
Note and interest receivable—affiliate	5,026,541	6,660,259
Prepaid expenses and other assets	883,729	893,444
Income taxes recoverable	—	1,473,895

Total current assets	31,597,547	28,044,804
PROPERTY AND EQUIPMENT, net	3,942,712	2,277,716
OTHER ASSETS
Goodwill	2,250,409	2,250,409
Deferred tax assets	429,329	478,714
Capitalized software costs, net	564,793	125,896
Other, net	2,214,690	1,813,883

Total assets	$40,999,480	$34,991,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$1,272,921	$625,863
Employee related accrued expenses	1,546,078	1,125,545
Other accrued expenses	2,352,487	1,840,267
Income taxes payable	1,418,415	—

Total current liabilities	6,589,901	3,591,675
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred Stock, $.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value; 100,000,000 shares authorized, 12,276,063 and 12,246,063 shares issued and outstanding at December 31, 2001 and 2002, respectively	122,760	122,460
Additional paid-in capital	26,394,438	26,407,405
Retained earnings	7,892,381	4,869,882

Total shareholders’ equity	34,409,579	31,399,747

Total liabilities and shareholders’ equity	$40,999,480	$34,991,422

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2000	2001	2002
REVENUES
Outsourcing services—affiliated	$38,881,502	$38,799,105	$21,311,780
Outsourcing services	7,973,652	18,315,309	10,952,503

Total revenues	46,855,154	57,114,414	32,264,283

EXPENSES
Cost of outsourcing services	37,695,043	41,902,799	26,865,821
Selling, general and administrative	7,438,712	6,945,378	7,462,476
Management services from Parent	1,860,760	1,327,553	406,051
Depreciation and amortization	3,024,573	2,973,454	2,835,477

Total expenses	50,019,088	53,149,184	37,569,825

OPERATING INCOME/(LOSS)	(3,163,934)	3,965,230	(5,305,542)

OTHER INCOME/(EXPENSE):
Interest income	306,906	282,601	955,343
Interest expense	(60,905)	(5,736)	(3,439)

Total other income/(expense)	246,001	276,865	951,904

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,917,933)	4,242,095	(4,353,638)
PROVISION/(BENEFIT) FOR INCOME TAXES	(730,988)	1,375,968	(1,331,139)

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(2,186,945)	2,866,127	(3,022,499)
INCOME FROM OPERATIONS OF DISCONTINUED OPERATIONS, NET OF INCOME TAX	1,677,580	2,413,338	—
(LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF INCOME TAX	—	(2,825,769)	—

NET INCOME/(LOSS)	$(509,365)	$2,453,696	$(3,022,499)

Earnings/(loss) per Common Share
Income/(loss) from continuing operations	$(.17)	$.22	$(.25)

Income/(loss) from discontinued operations	.13	(.03)	.00

NET INCOME/(LOSS) PER COMMON SHARE	$(.04)	$.19	$(.25)

Weighted average common shares outstanding	12,793,953	12,794,516	12,272,118

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 1999.	$126,787	$26,810,282	$5,948,051	$32,885,120
Issuance of Common Stock as partial consideration for the acquisition of Colonial Claims	1,215	298,785	—	300,000
Non-cash compensation expense related to phantom stock plans .	—	338,200	—	338,200
Compensation expense related to stock options issued to non-employees	—	98,634	—	98,634
Net loss	—	—	(509,366)	(509,366)

Balance at December 31, 2000.	$128,002	$27,545,901	$5,438,685	$33,112,588

Compensation expense related to stock options issued to non-employees	—	180,000	—	180,000
Common Stock reacquired/retired, related to Geotrac sale	(5,242)	(1,331,463)	—	(1,336,705)
Net income	—	—	2,453,696	2,453,696

Balance at December 31, 2001	$122,760	$26,394,438	$7,892,381	$34,409,579

Compensation expense related to stock options issued to non-employees	—	110,167	—	110,167
Purchase and retirement of 30,000 shares of Common Stock	(300)	(97,200)	—	(97,500)
Net loss	—	—	(3,022,499)	(3,022,499)

Balance at December 31, 2002	$122,460	$26,407,405	$4,869,882	$31,399,747

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) from continuing operations	$(2,186,945)	$2,866,195	$(3,022,499)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	3,022,383	2,984,912	2,835,477
Provision for billing adjustments	—	200,000	(200,000)
Loss on disposal of property and equipment	174,674	19,334	97,904
Compensation expense related to non-employee stock options	98,634	180,000	110,167
Non-cash compensation expense related to phantom stock plans	338,200	—	—
Deferred income taxes, net	208,612	18,120	(49,385)
Changes in assets and liabilities:
Accounts receivable, trade	(592,812)	924,143	(140,153)
Accounts receivable, trade—Geotrac	(952,785)	1,079,353	—
Accounts receivable, trade—affiliate	304,844	(2,300,473)	23,955
Income taxes recoverable	536,300	—	(1,473,895)
Prepaid expenses and other current assets	177,985	229,290	(9,715)
Other assets	(587,071)	(63,265)	13,000
Accounts payable, trade	915,231	(622,298)	(647,058)
Accounts payable, trade—Geotrac	721,893	(1,017,163)	—
Accounts payable, trade—affiliate	(12,833)	—	—
Employee related accrued expenses	(525,284)	219,729	(420,533)
Other accrued expenses (less transaction costs related to sale of Geotrac in 2001)	994,983	(440,379)	(512,220)
Income taxes payable (less tax items related to Geotrac and other in 2000 and 2001)	424,854	(406,455)	(1,418,415)

Net cash provided by/(used in) operating activities	3,060,863	3,871,043	(4,813,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,004,083)	(1,763,031)	(441,680)
Issuance of notes receivable	(500,000)	—	—
Issuance of notes receivable – affiliated	—	(5,026,541)	(1,633,718)
Collection of notes receivable	90,406	409,594	—
Dividend received from Geotrac	—	200,000	—
Net proceeds from sale of Geotrac	—	19,000,000	—
Purchase and retirement of Common Stock	—	—	(97,500)
Collection of notes receivable from discontinued operations	2,993,570	1,198,929	—

Net cash used in investing activities	(420,107)	14,018,951	(2,172,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(249,653)	(185,289)	—

Net cash used in financing activities	(249,653)	(185,289)	—

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,391,103	17,704,705	(6,986,268)
CASH AND CASH EQUIVALENTS, beginning of period	—	2,391,103	20,095,808

CASH AND CASH EQUIVALENTS, end of period	$2,391,103	$20,095,808	$13,109,540

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF ORGANIZATION AND BUSINESS

Insurance Management Solutions Group, Inc. (together with its subsidiaries, the “Company”) is a holding company that was incorporated in the State of Florida in December 1996 by its parent, Bankers Insurance Group, Inc. (“BIG”). Historically, the Company has operated in two principal business segments: providing outsourcing services to the property and casualty insurance industry, with an emphasis on flood insurance; and providing flood zone determinations primarily to insurance companies and financial institutions. The Company’s outsourcing services, which are provided by its wholly-owned subsidiaries, Insurance Management Solutions, Inc. (“IMS”) and Colonial Claims Corporation (“Colonial”), include for IMS: policy and claims administration (policy issuance, billing and collection) and information technology (“IT”) services; and for Colonial: claims adjusting and processing. The Company’s flood zone determination services had been provided by Geotrac of America, Inc. (“Geotrac”), a wholly-owned subsidiary of the Company, until December 28, 2001, when it was sold. With the disposition of Geotrac, which is reported as discontinued operations herein, Colonial became a separate reportable segment for financial statement reporting purposes (see Note 3. Discontinued Operations).

In 2002 and prior years, the Company was substantially dependent on the business of its affiliated insurance companies under the common control of BIG, as the Company derived a substantial portion of its revenue from outsourcing services provided to these affiliated companies and BIG.

Related to the above, the Company amended its existing Administration Services Agreement, effective October 1, 2001, with BIG (the “Service Agreement” and, as amended, the “Amended Service Agreement”), such that, as of July 1, 2002, the Company no longer provides policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business. The Company, pursuant to the Amended Service Agreement, continues to provide BIG with IT hosting and support services for a fixed monthly fee and also provides various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business. Effective August 12, 2002, the Company amended the Amended Service Agreement. Pursuant to this amendment, the Company provides additional IT support services to BIG.

As previously reported, on January 30, 2002, the Board of Directors of the Company appointed a Special Committee, consisting of the Company’s five independent directors at that time, to evaluate possible strategic alternatives for the Company. The alternatives that the Special Committee was to consider included but were not limited to: the possible sale of the Company, the possible sale of certain assets of the Company, a possible debt or equity financing, and/or a possible going-private transaction. In August 2002 the Company announced an intention to commence a cash tender offer for all of the presently outstanding shares of its common stock, $0.01 per share (“Common Stock”), at a price of $3.08 per share, net to the seller in cash (the “Offer”). The Offer was to have been made pursuant to an Agreement and Plan of Merger, dated August 15, 2002 (the “BIG Agreement”), by and among the Company, BIG and certain direct and indirect subsidiaries of BIG. As of the date hereof, BIG beneficially owns approximately 68% of the outstanding shares of Common Stock. Pursuant to the BIG Agreement, BIG and certain of its subsidiaries had agreed not to tender the shares of Common Stock owned thereby in response to the Offer. Also pursuant to the BIG Agreement, the Company agreed to loan BIG and/or Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the insurance flood book of BUI. As disclosed elsewhere herein, all amounts due under the Line of Credit were paid in full, and the Line of Credit was terminated, on January 3, 2003.

In addition, on January 3, 2003, BIG consummated the sale of FCIC, a subsidiary of BIG and a fifty-state licensed insurance carrier, and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and FCIC, to Fidelity National Financial, Inc. (“FNF”). FNF, a Fortune 500 company, is the largest title insurance and diversified real estate related services company in the United States, with total revenue of nearly $3.9 billion in 2001. The transaction involved more than 360,000 flood insurance policies originated through a nationwide network of approximately 10,000 independent agents in conjunction with the National Flood Insurance Plan.

Effective as of the consummation of the foregoing transaction between BIG and FNF, the Company entered into a new Flood Insurance Full Service Vendor Agreement, dated January 3, 2003 (the “FCIC Service Agreement”), with FCIC, now a wholly-owned subsidiary of FNF, pursuant to which the Company continues to provide policy administration, claims administration, data processing and other related services to FCIC in connection with FCIC’s Write Your Own (“WYO”) Flood Insurance Program. As of the date of this Report, FCIC’s WYO Program consists solely of the flood insurance book of business previously administered by the Company on behalf of BIG. Given, among other factors, FNF’s substantial size and financial strength relative to BIG, the Company believes that FCIC’s prospects for both retention and growth of the existing flood insurance book of business are favorable. No assurances can be given, however, as to whether FCIC will be able to retain or grow the existing flood insurance book of business, or as to whether the acquisition of FCIC and certain related assets by FNF from BIG will have a positive impact on the Company’s business, financial condition or results of operations.

The FCIC Service Agreement expressly removed FCIC as a party from the Amended New Service Agreement. Pursuant to the Amended New Service Agreement, however, the Company continues to provide BIG, including its BIC and BSIC subsidiaries, with IT hosting and support services, as well as various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business, with no changes in the existing fee structure. Nevertheless, as a result of the consummation of the sale of FCIC and related assets by BIG to FNF, the Company’s reliance on its affiliated customers is expected to diminish significantly on a going-forward basis.

In late October 2002, a third party potentially interested in acquiring the Company or its business contacted the Company. Thereafter, the Special Committee of the Company’s Board of Directors determined it appropriate to further investigate this possibility prior to proceeding with the Company’s intent to commence the tender offer. Discussions between the Company and this third party are ongoing. No assurances can be given, however, as to whether the discussions with this third party will result in an acceptable offer for the Company or its business.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Insurance Management Solutions Group, Inc. and its wholly owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

DISCONTINUED OPERATIONS

Geotrac represents discontinued operations and, accordingly, the discontinued segment’s net assets are presented separately at December 31, 2000. Likewise, the Geotrac results of operations for 2001 and 2000 are excluded from continuing operations for all years presented (see Note 3. Discontinued Operations).

USE OF ESTIMATES

The preparation of the Company’s financial statements conforms to generally accepted accounting principles in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2001 and 2002, cash equivalents consisted of overnight repurchase agreements for both years and an investment fund, which invests primarily in U.S. government treasury instruments. This fund currently holds the remaining proceeds from the 2001 sale of Geotrac.

ACCOUNTS RECEIVABLE, DUE FROM AFFILIATES AND CONCENTRATION OF CREDIT RISK

Accounts Receivable

Accounts receivable, net represents amounts due from insurance companies and financial institutions related to business outsource processing services performed. Credit is granted to customers based on management’s assessment of their credit worthiness and customer deposits are required in certain instances. The allowance for doubtful accounts, which relate solely to the Company’s wholly-owned subsidiary, Colonial, totaled approximately $57,000 and $179,000 as of December 31, 2001 and 2002, respectively.

Due from Affiliates

As of December 31, 2002 and February 28, 2003, BIG owes the Company an aggregate of approximately $4.9 million and $5.2 million (substantially all of which was overdue) under the BIG Service Agreement, including approximately $310,000 and $450,000 in late payment fees. The Company has made written demand on BIG for payment in full of all past due amounts owing under the BIG Service Agreement, and the Audit Committee of the Company’s Board of Directors is currently considering various alternatives for collecting such past due amounts (see Note 10. Related Party Transactions). Management of the Company and the Audit Committee of the Board of Directors believe, based on communications with BIG, that these amounts are collectible.

At December 31, 2001 the Company established a $200,000 provision representing potential disputed billing items with its affiliates under the Service Agreement (see Note 10. Related Party Transactions). These matters were satisfactorily resolved in early 2002 and the provision was reversed.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the respective assets’ estimated service lives. Accelerated methods are used for tax purposes.

GOODWILL

Goodwill associated with the acquisition of Colonial was being amortized using the straight-line method over twenty years previous to the January 1, 2002 adoption of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Intangible Assets. Accumulated amortization at December 31, 2000 and 2001 was $248,965 and $381,342, respectively.

Under SFAS 142, the Company retained an independent third-party investment banking firm to conduct an analysis of its goodwill valuation at January 1, 2002. The valuation determined that no impairment of the Company’s goodwill existed as of January 1, 2002. The Company’s internal assessment during 2002 concluded that no impairment exists at December 31, 2002. In connection with adopting SFAS 142, the Company assessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate.

Proforma results of operations for 2000 and 2001 for the non-amortization provisions of SFAS 142 in those periods compared to the same periods for 2002 are as follows:

	Year Ended December 31,
	2000 (Proforma)	2001 (Proforma)	2002
Reported income/(loss) from continuing operations	($2,186,945)	$2,866,127	($3,022,499)
Add: Goodwill amortization, net of tax, $0	132,377	132,377	—

Adjusted income/(loss) from continuing operations	($2,054,568)	$2,998,504	($3,022,499)

Reported net income/(loss)	($509,365)	$2,453,696	($3,022,499)
Add: Goodwill amortization (including $973,285 and $962,820 pre-tax related to discontinued operations, net of tax of $360,000 and $356,000)	745,662	739,197	—

Adjusted net income/(loss)	$236,297	$3,192,893	($3,022,499)

	Year Ended December 31,
	2000 (Proforma)	2001 (Proforma)	2002
Reported income/(loss) from continuing operations per share	($.17)	$.22	($.25)
Add: Goodwill amortization per share	.01	.01	.00

Adjusted income/(loss) from continuing operations per share	($.16)	$.23	($.25)

Reported net income/(loss) per share	($.04)	$.19	($.25)
Add: Goodwill amortization per share (including $.05 and $.05 per share related to discontinued operations, net of tax)	.06	.06	.00

Adjusted net income/(loss) per share	$.02	$.25	($.25)

Weighted average common shares outstanding	12,793,953	12,794,516	12,272,118

CAPITALIZED SOFTWARE COSTS

In accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company capitalizes certain qualifying software development costs incurred during the application development stage. Amortization is recorded using the straight-line method over the service life of the software or the term of the customer contract to which the software relates, which ranges from one to five years. Amortization expense was $525,418, $531,818 and $438,897 for 2000, 2001 and 2002, respectively. Accumulated amortization at December 31, 2001 and 2002 was $1,049,873 and $1,488,770 respectively.

SERVICE CONTRACT

In conjunction with the sale of Geotrac of America (“Geotrac”), the Company’s flood zone determination subsidiary on December 28, 2001, the Company obtained a favorable long-term service contract with Geotrac for flood zone determinations, which was recorded at its estimated fair value of $2,189,090 at December 27, 2001. Accumulated amortization at December 31, 2002 was $387,807. The unamortized balance is classified in Other Assets in the balance sheets. The contract will be amortized over the 10-year contract period using a method that approximates the projected annual requirements of flood zone determinations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of its long-lived assets (principally property and equipment and service contract) whenever circumstances indicate that the carrying amount of an asset may not be recoverable.

Factors considered include current operating results, trends, and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent the sum of discounted (using the Company’s incremental borrowing rate) estimated future cash flows (over a period ranging from generally four to ten years) expected to result from the use of the asset is less than the carrying value. No impairment exists for all periods presented.

OUTSOURCING SERVICES REVENUES

Revenue generated from outsourcing services is recognized as earned when services are provided (see “Note 10. Related Party Transactions”).

INCOME TAXES

The Company accounts for income taxes using the liability method, as provided by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. An allowance is recognized when it is more likely than not that any or all of a deferred tax asset will not be realized. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

NET INCOME/(LOSS) PER COMMON SHARE

Net income/(loss) per common share, which represents both basic and diluted earnings per share (“EPS”) since no dilutive securities were outstanding for all periods presented, is computed by dividing net income/(loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

	Year Ended December 31,
	2000	2001	2002
Numerator
Net income/(loss)	$(509,365)	$2,453,696	$(3,022,499)
Denominator
Weighted average number of Common Shares used in basic EPS	12,793,953	12,794,516	12,272,118
Diluted stock options	—	—	—
Weighted average number of Common Shares and diluted potential Common Shares used in diluted EPS	12,793,953	12,794,516	12,272,118

As of December 31, 2000, 2001 and 2002, options to purchase 594,000, 543,750 and 183,750 shares, respectively, of Common Stock were outstanding but were not included in the computation of diluted earnings per share as the inclusion of such shares would have an anti-dilutive effect. The stock options at December 31, 2002 all relate to the 1999 Incentive Plan and were cancelled effective January 2003, subject to an Option Termination Agreement signed by each of the Company’s current employees who held options under any of these plans.

STOCK BASED COMPENSATION

At December 31, 2002 the Company has stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income/(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2000	2001	2002
Net Income/(loss) as reported	$(509,365)	$2,453,696	$(3,022,499)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(441,000)	(305,699)	(106,843)

Pro forma net income/(loss)	$(950,365)	$2,147,997	$(3,129,342)
Net Income/(loss) Per Share
Basic – as reported	$(.04)	$.19	$(.25)
Basic – pro forma	$(.07)	$.17	$(.25)
Diluted – as reported	$(.04)	$.19	$(.25)
Diluted – pro forma	$(.07)	$.17	$(.25)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, due from affiliates, accounts payable, and due to affiliates approximate fair value due to the short maturity of those instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about those effects in interim financial information. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board No. 25. The Company has adopted the additional disclosure provisions of SFAS 148.

In December 2002, the FASB issued Interpretation 45 (“FIN 45”), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on the Company’s financial statements. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on the Company’s financial statements.

NOTE 3.    DISCONTINUED OPERATIONS

Effective December 28, 2001, with shareholder approval, the Company sold its wholly owned subsidiary, Geotrac, pursuant to a Stock Purchase Agreement dated September 30, 2001 to Geotrac Holdings, Inc. (Holdings). Holdings is a corporation formed by Geotrac’s President and his spouse. The consideration included: $19,000,000 in cash and 524,198 shares of the Company’s common stock (valued at $1,336,705 based on a quoted market price of the Company’s common stock of $2.55 per share at December 27, 2001) beneficially held by Geotrac’s President and his spouse. In addition, the Company entered a Flood Zone Determination Service Agreement with Geotrac for Geotrac to provide services for up to ten years, at a pricing arrangement that management of the Company believes is favorable. The Company valued the agreement at approximately $2,189,090 as supported by an independent third party investment banking firm’s valuation.

The sale of Geotrac resulted in a pre-tax loss of approximately $1,025,769. Because of the existence of non-deductible and unamortized goodwill of $5,306,108 at December 27, 2001, the Company recognized income taxes of approximately $1,800,000 on the sale, for a total loss on the disposal of $2,825,769. Prior to the sale of Geotrac in December 2001, a portion of the Company’s retained earnings were not available for dividend distribution because of the effect of restrictions associated with Geotrac’s Corporate Governance Agreement dated July 31, 1998.

Geotrac’s condensed statement of income follows:

	2000	2001
Flood zone determination services	$16,137,943	$20,679,050
Flood zone determination services – affiliated	929,004	1,159,415

Total revenues	17,066,947	21,838,465
Cost of flood zone determination services	7,664,052	9,092,967
Selling, general and administrative	3,775,622	4,439,399
Management services from Parent	24,264	52,871
Write-off of capitalized software costs	—	1,543,988
Depreciation and amortization	2,317,527	2,323,695

Total expenses	13,781,465	17,452,920

Operating Income	3,285,482	4,385,545
Other interest/(expense), net	(27,531)	27,136
Income taxes	1,580,371	1,999,343

Income from discontinued operations	$1,677,580	$2,413,338

Principally during the fourth quarter of 2001, Geotrac’s management, with Geotrac’s Board approval and outside consultants’ advisement, decided to abandon further development of many components of a new software system that had been in-process since 1999. The decision was based on various factors including funding limitations, other available strategies, and technical difficulties.

NOTE 4.    PROPERTY AND EQUIPMENT

	LIFE (YEARS)	December 31,
		2001	2002
Computer equipment and software	3-5	$10,041,607	$9,470,888
Office furniture and equipment	5	2,169,827	2,123,020
Leasehold improvements	5	828,773	777,932

Subtotal		$13,040,207	$12,371,840
Less—accumulated depreciation and amortization		(9,097,495)	(10,094,125)

Total		$3,942,712	$2,277,715

Depreciation and amortization expense was $2,352,849, $2,309,257 and $2,008,773 in 2000, 2001 and 2002, respectively.

NOTE 5.    OTHER ACCRUED EXPENSES

	December 31,
	2001	2002
Adjuster expenses payable	$313,241	$248,735
Customer contract advance in dispute	800,000	800,000
Operating lease rebate	147,914	67,234
Accrued professional fees	552,927	347,171
Taxes payable other than income	161,000	63,500
Other accrued expenses	377,405	313,627

Total	$2,352,487	$1,840,267

NOTE 6.    NOTES RECEIVABLE, SECURED LINES OF CREDIT WITH BIG

On August 14, 2001, the Company entered into a Credit and Security Agreement with BIG (together with the related loan documentation, the “Credit Agreement”), pursuant to which the Company established a short-term, secured line of credit in favor of BIG in the amount of up to $5.0 million (the “Original BIG Loan”). BIG, the Company’s principal shareholder and at that time, customer, requested the line of credit to assist with certain short-term working capital needs.

Pursuant to the Credit Agreement, interest was payable monthly on amounts outstanding under the line of credit at an annual rate equal to the Prime Rate (4.75% at December 31, 2001)(as defined in the Credit Agreement”), plus 1.5%. The Credit Agreement further provided that the Line of Credit would expire on February 28, 2002 (see paragraph below), unless repaid in full prior to such time or otherwise terminated pursuant to the terms of the Credit Agreement. The line of credit was secured by, at that time, (i) a first lien security interest in all accounts and contract rights of Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), with insurance agents (including but not limited to general agents with respect to the sale of federal flood insurance) (collectively, the “Flood Book”), and (ii) an option (the “Option”) to purchase from BIG the outstanding capital stock, consisting of 10,898 shares (the “Option Shares”) of common stock, $318 par value per share, of First Community Insurance Company, a New York insurance company licensed in all fifty states (“FCIC”). As of the date of the granting of the line of credit, management of the Company believed the fair market value of the Flood Book well exceeded the aggregate principal amount of the Original BIG Loan.

Pursuant to the Credit Agreement, all unpaid principal and interest became due and payable in full on February 28, 2002. As of such date, BIG owed the Company an aggregate of approximately $5 million under the Original BIG Loan. On March 14, 2002, the Company and BIG amended the Credit Agreement to extend the line of credit until May 31, 2002. This amendment to the Credit Agreement was approved unanimously by the Audit Committee of the Board of Directors of the Company at a special meeting held on March 8, 2002. In making this determination the Audit Committee considered, among other things, (i) the Company’s continued dependence on BIG (including certain of its subsidiaries) as the Company’s principal customer and, (ii) the financial condition of BIG and the current status of the collateral securing the Original BIG Loan.

On June 10, 2002, the Company received payment in full of all amounts due and owing (approximately $5.0 million) from BIG, under the short-term secured line of credit in the amount of up to $5.0 million (the “Original BIG Loan”).

In conjunction with the proposed Tender Offer (see Note 10. Related Party Transactions—Original BIG Loan), the Company agreed to loan BIG and/or Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the insurance flood book of BUI. All amounts due under the Line of Credit were due July 31, 2003 and monthly interest-only payments would be due prior to maturity.

At the time of consummation of the previously mentioned transaction between BIG and FNF in early January 2003 (see Note 1. Description of Organization and Business), the Company received payment in full of all amounts due and owing (approximately $6.7 million) from BIG under the revolving line of credit of up to $7.0 million. The Line of Credit was secured by a first priority lien security interest in the book of flood insurance business sold by BIG to FNF. This security interest and all loan documentation relating to the Line of Credit was terminated upon receipt by the Company of all amounts due under the Line of Credit.

NOTE 7.    SHAREHOLDERS’ EQUITY

INITIAL PUBLIC OFFERING

In February 1999, the Company completed an initial public offering (“IPO”) of 3,350,000 shares of Common Stock at a price of $11.00 per share. Of the 3,350,000 shares sold in the IPO, the Selling Shareholder sold 1,350,000 and the Company sold the remaining 2,000,000 shares. The offering generated net proceeds to the Company of $19,164,000, after deducting offering expenses of approximately $1,296,000 paid by the Company. Such offering expenses were charged to additional paid-in capital against proceeds from the IPO.

PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of Preferred Stock, $.01 par value per share. The Board of Directors has the authority, without any further vote or action by the Company’s shareholders, to issue Preferred Stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, and limitations of those series to the full extent now or hereafter permitted by Florida law. The Company did not issue any Preferred Stock Shares in 2002 and has no current intention to issue shares of Preferred Stock, although it may determine to do so in the future.

COMPENSATION EXPENSE

During the year ended December 31, 2000, the Company recognized approximately $338,000 in additional compensation expense (of which approximately $145,000 related to 1999), resulting from the vesting of benefits payable to certain current and former officers and directors of the Company under the Amended and Completely Restated Phantom Stock Plan (the “BFC Plan”) of Bankers Financial Corporation (“BFC”), the parent corporation of BIG, and the Amended and Restated Phantom Stock Plan (the “VCC Plan”) of Venture Capital Corporation (“VCC”). The foregoing compensation charge is a non-recurring, non-cash item to the Company, as all such benefits under such plans were fully vested as of September 30, 2000 and constitute the respective obligations of BFC and VCC, not the Company. In addition, the offset to such compensation expense was an increase to additional paid-in capital, since the ultimate obligations under these plans were that of BFC and VCC, respectively, and not of the Company. No compensation expense was recognized in either 2001 or 2002 for this item.

STOCK OPTION PLANS

LONG TERM INCENTIVE PLAN.    The Company previously maintained a Long Term Incentive Plan (the “1999 Incentive Plan”) which was created to attract, retain and motivate participating employees of the Company and its subsidiaries through awards of shares of Common Stock, options to purchase shares of Common Stock and stock appreciation rights (“SARs”). The Company’s Board of Directors and shareholders have approved the 1999 Incentive Plan. Pursuant to the 1999 Incentive Plan, all employees of the Company as a group, including executive officers, had been granted options to purchase a total of 570,000 shares of Common Stock at a weighted average price of $9.18 per share. All of such options would expire on the seventh anniversary of the date of grant and all such options would become exercisable 60% after three years, 20% after four years and 20% after five years from the date of grant. Effective as of October 2000, no further grants of any kind could be made under the 1999 Incentive Plan. On or before January 13, 2003, all remaining employees of the

Company, as a group, holding options granted pursuant to the 1999 Incentive Plan entered into separate agreements with the Company, terminating such options. No further grants may be made under the 1999 Incentive Plan.

2000 STOCK INCENTIVE PLAN.    In October 2000, the Company’s Board of Directors adopted the 2000 Stock Incentive Plan (the “2000 Incentive Plan”), subject to shareholder approval. The 2000 Incentive Plan provided for the grant of incentive or nonqualified stock options, SARs, and other stock-based awards. No more than 1,000,000 shares of Common Stock, plus up to an additional 750,000 shares (566,250 shares as of December 31, 2002) from the 1999 Incentive Plan that may become available as a result of canceled, forfeited or expired awards under such plan, could be issued under the 2000 Incentive Plan. Awards could be issued to employees of the Company and its subsidiaries, and consultants, advisors and others who perform services for the Company or a subsidiary thereof. All options and SARs would be issued at the greater of the fair market value or “Net Tangible Book Value Per Share” (as defined) and would expire on the tenth anniversary of the date of grant or such earlier date(s) as the Compensation Committee determined. As of December 31, 2002, there were no options outstanding under the 2000 Incentive Plan. The Compensation Committee of the Board of Directors administers the 2000 Incentive Plan.

NON-EMPLOYEE DIRECTORS’ STOCK OPTION PLAN.    The Company also maintains a Non-Employee Directors’ Stock Option Plan (the “1999 Director Plan”) to secure for the Company and its shareholders the benefits of the incentive inherent in increased Common Stock ownership by the members of the Company’s Board of Directors who are not employees of the Company. The Company’s Board of Directors and shareholders have approved the 1999 Director Plan. The 1999 Director Plan provided for the grant of nonqualified stock options to purchase up to 7,200 shares of Common Stock in any three-year period to members of the Board of Directors who were not employees of the Company. A total of 200,000 shares of Common Stock may be issued pursuant to this plan. In February 1999, each non-employee director was granted options to purchase 6,000 shares of Common Stock at $11.00 per share. Non-employee directors receiving such options became vested in options for the purchase of 800 shares of Common Stock after the adjournment of each annual meeting of shareholders of the Company, to the extent he or she had been granted options that had not yet vested, and provided that he or she was then a non-employee director of the Company. In addition, each non-employee director became vested in options for the purchase of 400 shares of Common Stock upon the adjournment of each regularly scheduled quarterly meeting of the Board of Directors (other than following the annual meeting of shareholders), to the extent he or she had been granted options that had not yet vested, and provided that he or she was then a non-employee director of the Company. Notwithstanding the foregoing, Robert M. Menke was not eligible to receive any option grants under the 1999 Director Plan. In addition, no further grants shall be made under the 1999 Director Plan. All options granted had an exercise price equal to the fair market value of the Common Stock as of the date of grant, became exercisable upon vesting, and would have expired on the sixth anniversary of the date of grant. The 1999 Director Plan is a formula plan and accordingly is intended to be self-governing.

2000 NON-EMPLOYEE DIRECTOR STOCK PLAN.    In October 2000, the Company’s Board of Directors adopted the 2000 Non-Employee Director Stock Plan (the “2000 Director Plan”), subject to shareholder approval. The 2000 Director Plan provided for the automatic grant of nonqualified stock options to purchase up to 5,000 shares of Common Stock for each non-employee director who is elected, re-elected or retained, commencing on the date of the Company’s next annual meeting of shareholders, and continuing annually thereafter on the date of each succeeding annual meeting of shareholders and a total of 250,000 shares were reserved for issuance pursuant to this plan. The 2000 Director Plan permitted the Board of Directors to make additional discretionary grants of stock-based awards to the non-employee directors, provided that only 100,000 of the total reserved shares may be issued pursuant to discretionary awards. All options were to be issued at an exercise price per share equal to the greater of the Company’s fair market value per share of Common Stock or “Net Tangible Book Value Per Share” (as defined). The annual option grants vest on the first anniversary following the date of grant, and expire on the tenth anniversary of the date of grant unless terminated earlier pursuant to the provision of the 2000 Director Plan. The discretionary grants would be subject to such terms and conditions as determined by the Board of Directors. As of December 31, 2002, there were no options outstanding under the 2000 Director Plan.

NON-QUALIFIED STOCK OPTION GRANTS.    The Company’s Board of Directors and shareholders adopted a Non-Qualified Stock Option Plan (the “Non-Qualified Plan”), pursuant to which non-qualified stock options to purchase 125,000 shares of Common Stock at a price per share of $11.00 were granted in conjunction with the Company’s February 1999 initial public offering to certain then executive officers of BIG, including options to purchase 25,000 shares each to Robert M. Menke, a director of the Company, Robert G. Menke, a former director of the Company, and David M. Howard, Chairman of the Board, President and Chief Executive Officer of the Company. The options granted to Mr. Howard were voluntarily forfeited at the time Mr. Howard became President of the Company. All such options were to expire on February 10, 2006, the seventh anniversary of the date of grant. Options would become exercisable 60% after three years, 20% after four years and 20% after five years. The Compensation Committee of the Board of Directors of the Company administers the Non-Qualified Plan.

Under this plan, the Company would recognize aggregate compensation expense of approximately $600,000 of which $137,000, $98,634, $180,000, and $110,167 was recognized during the years ended December 31, 1999, 2000, 2001, and August 2002 respectively, and is included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

GENERAL

Effective August 20, 2002, the Company’s Board of Directors and Executive Officers entered into an Option Termination Agreement whereby the Directors and Executive Officers agreed to the cancellation of all options granted under the Company’s 1999 Long-Term Incentive Plan, 1999 Non-Employee Directors’ Stock Option Plan and/or Non-Qualified Stock Option Plan. Additionally, all other stock options granted under the 1999 Incentive Plan were cancelled effective January 2003, subject to an Option Termination Agreement signed by each of the Company’s current employees who held options under any of these plans. Consequently, no options remain outstanding under the aforementioned plans and no further options may be granted thereunder.

The following table summarizes option activity from December 31, 1999 through December 31, 2002:

	Options Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 1999	646,500	553,500	$10.64
Options authorized	1,250,000	—	—
Options granted	(297,750)	297,750	$7.70
Options cancelled	157,250	(157,250)	$10.09
Options exercised	—	—	—
Balance at December 31, 2000	1,756,000	694,000	$9.50
Options authorized	—	—	—
Options granted	—	—	—
Options cancelled	150,250	(150,250)	$9.10
Options exercised
Balance at December 31, 2001	1,906,250	543,750	$9.61
Options authorized	—	—	—
Options granted	—	—	—
Options cancelled	360,000	(360,000)	$9.81
Options exercised	—	—	—
Balance at December 31, 2002	2,266,250	183,750	$9.21

The range of exercise prices, shares, weighted average contractual life and exercise price for the options outstanding as of December 31, 2002 are presented below:

Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price
$5.00–$7.69	48,750	4.04 years	$6.93
$9.00–$11.00	135,000	3.82 years	$10.04
$5.00–$11.00	183,750	3.88 years	$9.21

During 2002 and 2001, there were no stock options granted and, as of December 31, 2002, there were 110,250 options that were exercisable. The per-share weighted-average fair value of stock options granted during 2000 was $1.16 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%; risk-free interest rate of 5.75%; expected volatility of 65%; and an expected life of 5 years.

NOTE 8.    INCOME TAXES

	December 31,	December 31,	December 31,
	2000	2001	2002
Current:
Federal	(757,300)	1,163,580	(1,252,137)
State	(182,300)	194,268	(29,617)

Total	(939,600)	1,357,848	(1,281,754)
Deferred:
Federal	149,012	44,720	129,360
State	59,600	(26,600)	(178,745)

Total	208,612	18,120	(49,385)

Net	$(730,988)	$1,375,968	$(1,331,139)

Reconciliation of the federal statutory income tax rate of 34% to the effective income tax rate is as follows:

	December 31,	December 31,	December 31,
	2000	2001	2002
Federal income taxes at statutory rates	$(992,097)	$1,442,314	$(1,508,237)
State taxes, net of federal benefit	(81,559)	107,022	(128,997)
Non-deductible compensation expense related to stock plans	262,100	—	—
Non-deductible goodwill	48,979	48,318	—
Non-deductible meals and entertainment	30,939	24,525	13,613
Adjustments to prior year provision, and allocations for discontinued operations (2001 only)	—	(243,373)	83,109
Non-deductible compensation expense related to stock options	—	—	197,859
Other, net	650	(2,838)	11,514

Total	$(730,988)	$1,375,968	$(1,331,139)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2001	2002
Deferred tax assets:
Net operating loss carryforward, state	$—	$200,900
Vacation pay	161,900	90,680
Depreciation and fixed asset basis differences	256,700	149,858
Allowance for doubtful accounts and other	96,829	67,263
Non-deductible compensation expense related to stock options	156,400	—
Other	—	31,326
Deferred tax liabilities
Capitalized software development costs	(212,500)	(59,464)
Other	(30,000)	(1,849)

Net deferred tax asset	$429,329	$478,714

The net operating loss carryforward for state income tax purposes of approximately $4.5 million expires by 2023. Based on the Company’s expected taxable income posture and with the Company’s expected return to profitability within the next few years, management has concluded that a valuation allowance is not required against the reported deferred tax asset.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

RISKS AND UNCERTAINTIES

In 2002, the Company derived a substantial portion of its revenues from outsourcing services provided to its principal shareholder, BIG. For the years ended December 31, 2000, 2001, and 2002, revenues from services provided to BIG accounted for approximately 60%, 49%, and 66% of the Company’s total revenues (including discontinued operations), respectively, and approximately 83%, 68%, and 66%, respectively, of the Company’s revenues from outsourcing services (for continuing operations). The importance of BIG as a source of ongoing revenue will diminish going forward and thus, the Company’s future financial condition and results of operations will depend to a lesser extent upon the commercial success of BIG and its continued willingness to utilize the Company’s services than was the situation in the past. This is due mostly to the aforementioned transaction whereby FNF acquired First Community Insurance Company (“FCIC”) from BIG, a subsidiary of BIG and a fifty-state licensed insurance carrier, and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and FCIC. It should be noted that the Company continues to provide flood policy administration and claim services to FNF. Additionally, the Company no longer processes BIG’s personal lines automobile and homeowners business due to a mid-2002 transaction with BIG whereby processing of this business was transferred back to BIG (see Note 10. Related Party Transactions—Service Agreements).

Also, as of December 31, 2002 and February 28, 2003, BIG owes the Company an aggregate of approximately $4.9 million and $5.2 million (substantially all of which was overdue) under the BIG Service Agreement, including approximately $310,000 and $450,000 in late payment fees. The Company has made written demand on BIG for payment in full of all past due amounts owing under the BIG Service Agreement, and the Audit Committee of the Company’s Board of Directors is currently considering various alternatives for collecting such past due amounts. Based on discussions with management of BIG and analysis of BIG’s ability to make payment for such past due amounts, management believes, based on communications with BIG, that these amounts are collectible.

The Company’s business is dependent upon various factors, such as general economic conditions and weather patterns, which are beyond its control. For example, natural disasters such as hurricanes, tornadoes, and floods, all of which are unpredictable, directly impact the demand for the Company’s outsourcing services. Fluctuations in weather patterns and general economic conditions and various other factors will likely produce fluctuations in the Company’s quarterly earnings and operating results.

OPERATING LEASES

The Company leases property and equipment under operating leases that expire at various dates through 2007. Future minimum rental payments under non-cancelable operating leases, exclusive of related party leases discussed in Note 10. Related Party Transactions, having initial or remaining terms in excess of one year as of December 31, 2002 are as follows:

YEAR ENDED DECEMBER 31,	AMOUNT
2003	$2,429,000
2004	2,373,000
2005	1,651,000
2006	1,125,000
2007	466,000
Thereafter	87,000

Total future minimum rental payments	$8,131,000

Total rental expense excluding amounts paid to BIG under affiliated lease agreements totaled $1,710,807, $3,344,501, and $2,872,174 for the years ended December 31, 2000, 2001, and 2002, respectively.

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

The case had been set for trial during the trial term commencing May 5, 2003. On August 6, 2002, the plaintiff offered to accept, in full settlement of the IPO Litigation as to all defendants, payment of $2.1 million to the putative plaintiff class. On August 14, 2002, the Company’s Board of Directors voted to accept this offer, and the issuer of the Company’s applicable Directors and Officers and Company Reimbursement insurance policy has agreed to pay $2.1 million to the plaintiff class. The settlement was also approved by BIG and by the other defendants represented by Company counsel. The parties to the IPO Litigation have negotiated and signed a Memorandum of Understanding (“MOU”) of the principal material settlement terms, and the parties presently are preparing a Stipulation and Agreement of Settlement, and related documents, for submission to Judge Lazzara. The settlement is contingent upon approval by Judge Lazzara, following notice to the members of the plaintiff class of, and a hearing on, the proposed settlement terms. The Company believes that the material allegations of the complaint are without merit, but has elected to settle the IPO Litigation to avoid the time, expense and risks associated with continuing the IPO Litigation. No assurances can be given, if the settlement is not consummated, with respect to the outcome of the IPO Litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Following the announcement in August 2002 of the Company’s intention to commence a cash tender offer for all presently outstanding publicly-held shares of its common stock (the “Going-Private Transaction”), three alleged shareholders of the Company, each on behalf of a putative class consisting of the Company’s current public shareholders (the “Public Shareholders”), filed lawsuits against, among others, the Company and the Company’s current directors, challenging, among other things, the proposed Going-Private Transaction. The lawsuits were styled Pennapacker v. Insurance Management Solutions Group, Inc., et al., Case No. 02-6636 CI-011 and Karcich v. Insurance Management Solutions Group, Inc., et al., Case No. 02-6712 CI-008 (collectively, the “Pennapacker/Karcich Litigation”), and Short v. Insurance Management Solutions Group, Inc., et al., Case No. 02-6964 CI-013 (the “Short Litigation”). Each lawsuit was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida.

On November 4, 2002, the Pennapacker and Karcich cases were consolidated. On December 6, 2002, a First Amended and Consolidated Class Action Complaint (the “Amended Complaint”) was filed in the Pennapacker/Karcich Litigation. The Amended Complaint names as defendants the Company, BIG and the Company’s seven current directors. The pending complaint in the Short Litigation, filed August 30, 2002, names as defendants the Company and the Company’s seven current directors.

In the Pennapacker/Karcich Litigation, the plaintiffs allege that each defendant has breached its or his fiduciary duties to the Public Shareholders in connection with the Company’s operations, the Going-Private Transaction, and the Company’s discussions with a third party potentially interested in acquiring the Company or its business. Specifically, the plaintiffs allege that each defendant either has violated its or his fiduciary duties (including its or his duties of loyalty, care, good faith, candor and independence), or is aiding and abetting other defendants’ breaches of their fiduciary duties, by, among other things, allegedly: (i) attempting to usurp through the Going-Private Transaction various funds obtained by the Company through its February 1999 initial public offering and by its subsequent sale of the stock of the Company’s former Geotrac of America, Inc. subsidiary; (ii) negotiating a transaction with an unnamed bidder for an undisclosed price for the Company or its business which plaintiffs believe will be inadequate; (iii) attempting to discourage other offers for the Company or its assets; (iv) falsely conditioning the Public Shareholders to believe that the Company’s value is impaired by a purported foreseeable decline in demand by BIG for the Company’s products and services, for the sole purpose of reducing the perceived value of the Company; (v) issuing a false and misleading registration statement in connection with the Company’s initial public offering; (vi) improperly brokering assets back and forth between the Company and BIG, based on non-arm’s length negotiations; (vii) allowing BIG to usurp critical Company assets and then allowing BIG to extend the deadline for repayment, without any consideration for the Company; (viii) misleading the Public Shareholders as to the true nature of the Company’s relationship with BIG and the true foreseeable dependence of BIG on the Company; (ix) managing the Company to dismal operating results and a low stock price; (x) failing to fill vacancies on the Company’s board of directors; (xi) asking the same financial advisor who reviewed the Going-Private Transaction to review the terms of the potential sale of the Company or its business; and (xii) attempting to usurp benefits of the Company for themselves as a result of the potential sale of the Company or its business.

The Amended Complaint in the Pennapacker/Karcich Litigation seeks as relief: (i) unspecified damages (including costs, attorney’s fees and expert witness fees); (ii) equitable relief directing the individual defendants to exercise their fiduciary duties to properly negotiate a fair transaction with BIG or with any other “acquirer,” which properly and adequately compensates the Public Shareholders for their shares, or any other transaction which is in the best interests of the Public Shareholders; and (iii) equitable relief rescinding any impediments that would prevent additional offers by qualified third parties for the Company or its business.

In the Short Litigation, the plaintiff alleged that in connection with the Going-Private Transaction, the defendants to the Short Litigation would fail to supply the Public Shareholders with sufficient information to enable them to make informed decisions with regard to the Going-Private Transaction, including material non-public information concerning the value of the Company’s assets, the full extent of the Company’s future earnings potential, and the Company’s expected increase in profitability. The plaintiff also alleged that the defendants have engaged in self-dealing, are not acting in good faith toward the Public Shareholders, and have breached their fiduciary duties to the Public Shareholders. Specifically, the plaintiff alleges, among other things, that: (i) the Company timed the Going-Private Transaction such that BIG and its affiliates would capture the

Company’s future potential and value for their own ends without paying the Public Shareholders an adequate or fair value for the Public Shares; (ii) the Company’s directors structured the Going-Private Transaction to benefit BIG and its affiliates at a substantially unfair price to the Company and its Public Shareholders, with the effect that BIG and its affiliates would acquire the Company’s assets and benefits at little or no cost by using the Company’s resources to fund the Going-Private Transaction and to provide substantial funding to BIG and its affiliates; (iii) the defendants’ valuation of the Company for purposes of the Going-Private Transaction inadequately evaluated the Company’s assets and total worth; (iv) certain of the individual defendants did not adequately take into consideration purported material conflicts of interest on the Company’s board of directors; and (vi) the Company’s acceptance of the terms of the Going-Private Transaction amounted to a rejection of a preferable prior offer made by BIG and its affiliates for the Company’s Public Shares.

The plaintiff’s complaint in the Short Litigation seeks as relief: (i) a declaration that the defendants have breached their fiduciary and other duties to the Public Shareholders; (ii) orders enjoining the defendants from proceeding with, consummating, or closing, the Going-Private Transaction; and (iii) in the event that the Going- Private Transaction is consummated, an order rescinding the transaction, or, in the alternative, awarding compensatory damages against the defendants, together with prejudgment interest, costs, attorneys’ fees and expert witness fees.

On September 25, 2002, the Company and three other defendants to the Short Litigation removed the Short litigation to the U.S. District Court for the Middle District of Florida. On November 26, 2002, the Short Litigation was remanded to the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. The judge assigned to both the Pennapacker/Karcich Litigation and the Short Litigation is scheduled to hold a hearing on March 28, 2003 concerning whether it is appropriate to consolidate the two cases. Pending that hearing, there has been no recent activity in either case.

Although management of the Company believes that the material allegations of the complaints in the Pennapacker/Karcich Litigation and the Short Litigation are without merit and intends to vigorously defend the lawsuits, no assurances can be given with respect to the outcome of either the Pennapacker/Karcich Litigation or the Short Litigation. Moreover, such litigation could have a material adverse effect on the Company’s business, financial condition and results of operation and could adversely affect the Company’s ability to consummate any transaction.

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

On November 19, 1999, the United States, on behalf of the Federal Emergency Management Agency (“FEMA”), filed a civil action against BIC in the United States District Court for the District of Maryland stemming from FEMA’s investigation of certain cash management and claims processing practices of BIC in connection with its participation in the National Flood Insurance Program (“NFIP”). The complaint alleges, among other things, that BIC knowingly failed to report and pay interest income it had earned on NFIP funds to the United States in violation of the False Claims Act. The complaint further alleges various common law theories, including fraud, breach of contract, unjust enrichment and negligent misrepresentation. The complaint seeks civil penalties of $1.08 million and actual damages of approximately $1.1 million, as well as treble, punitive and consequential damages, costs and interest. The suit is currently stayed pending arbitration following a decision by the United States Court of Appeals for the Fourth Circuit in favor of BIC on its motion to stay the litigation pending arbitration. The government has not appealed the Fourth Circuit Court of Appeal ruling requiring arbitration and the case is stayed pending arbitration. By letter dated January 30, 2002, FEMA notified Bankers that it intends to move forward with arbitration and set forth proposed procedures. BIC previously informed the Company that it intends to vigorously defend against the action.

FEMA’s investigation of certain claims processing practices of BIC in connection with its participation in the NFIP is continuing, and BIC has produced documentation in connection therewith. If the parties are either unable to reach agreement in these matters or resolve their disagreement in arbitration, the United States could amend its complaint against BIC to add additional claims under the False Claims Act and/or various common law and equitable theories relating to such matters. In the event such continuing investigation or any consequence thereof materially adversely affects the business or operations of BIC, it could have resulted in the loss of or material decrease in the Company’s business from BIC. However, it should be noted that, effective January 2003, Fidelity National Financial, Inc. (“FNF”) acquired First Community Insurance Company (“FCIC”) from BIG, a subsidiary of BIG and a fifty-state licensed insurance carrier, and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and FCIC (see Note 1. Description of Organization and Business). The Company continues to provide flood policy administration and claim services to FNF and therefore, this litigation will not have any material effect on the Company’s business, financial condition and results of operations.

As of December 31, 2002, the Company has recorded a liability for a settlement accrual of $800,000 relating to an unaffiliated third-party customer contract with a former customer that was terminated in 2000 and for which no settlement has yet been reached with this former customer. No discussions between the Company and this customer have taken place since October 2000. On November 6, 2002, the Company received a letter from the Deputy Insurance Commissioner of the Commonwealth of Pennsylvania, on behalf of the former customer. This letter notified the Company that the liquidator for this former customer disavows and terminates the Insurance Administration Services Agreement between Insurance Management Solutions, Inc. and this former customer. Recently, the Company was informed through a communication that this party planned to possibly make a new claim for the aforementioned amount. The Company is of the opinion that no termination agreement was ever made but also that the original services agreement had been officially terminated by the aforementioned state of PA insurance department communication. According to the aforementioned information and other, more detailed information the Company has with regard to this matter, Management believes that if this matter is re-opened, this issue can be resolved either through litigation or mediation, but that there is no merit to this latest communication. If this matter is re-opened, an adverse outcome could have a material effect on the Company’s business, financial condition and results of operations.

The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity, although no assurances can be given in this regard.

EMPLOYMENT AGREEMENTS

The Company has from time to time entered into employment agreements with certain members of its executive management team. The agreements typically provide for employment terms of three years and shall continue indefinitely until terminated by either party pursuant to the terms of the agreements. In the event an employment agreement is terminated by the Company without cause, the employee shall be entitled to earned, but unpaid benefits as well as a “Severance Payment” equal to the employee’s then current annual base salary, subject to adjustment as defined. The agreements contain non-compete provisions, which prevent a terminated employee from soliciting customers, prospective customers or employees of the Company.

INDEMNIFICATIONS

The Company indemnifies its officers and directors against costs and expenses arising from shareholder and other claims related to matters brought against them in their capacity as officers and directors of the Company. These indemnifications are in addition to coverage provided by the Company’s directors and officers insurance policy. Such indemnification is ongoing and does not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2002, the Company has not recorded a liability for any such obligations arising as a result of these indemnifications.

NOTE 10.    RELATED PARTY TRANSACTIONS

ADMINISTRATION SERVICES AGREEMENT

Effective as of January 1, 1998, the Company and BIG entered into an Administrative Services Agreement (the “Administration Agreement”) pursuant to which BIG provided the Company with various administrative and support services, such as human resources and benefits administration, accounting, legal, cash management and investment services, requested by the Company from time to time and reasonably necessary in the conduct of its operations. Under the Administration Agreement as originally in effect, the Company was charged for these services generally based upon a contractually agreed-upon quarterly fee of $396,250. Effective as of January 1, 1999, the Administration Agreement was amended to eliminate certain accounting and internal audit service functions and to reduce the quarterly fee payable by the Company to BIG (including one-fourth of the annual fee for legal services) to $258,750, subject to renegotiation by either party. In addition, the Company paid BIG, through the year-ended December 31, 1999, an annual fee of $120,000 for routine legal services provided. Legal services provided with respect to non-routine matters were to be billed to the Company at negotiated prices. Effective January 1, 2000, the annual fee for routine legal services was reduced to $60,000 from $120,000. Effective April 1, 2000, the portion of the fee attributable to human resources and benefits administration services, excluding training services (approximately $393,000), was eliminated as the Company began to perform such services at such date. On December 31, 2000, the Company renewed the Administration Agreement for an additional one-year term.

Pursuant to the Letter Agreement described below, the Administration Agreement was terminated effective April 1, 2001 (see “Letter Agreements” below).

SERVICE AGREEMENTS

Effective as of January 1, 1998, the Company entered into a separate Service Agreement (each a “Service Agreement”) with each of BIC, BSIC and FCIC, all direct or indirect subsidiaries of BIG, pursuant to which the Company provides policy administration, claims administration and data processing services to such entities in connection with their flood, homeowners and automobile lines of business, and claims administration and data processing services for all such entities’ other property and casualty lines of business.

Under the Service Agreements, as originally in effect, each entity paid the Company as follows: (1) for its policy administration services a monthly fee based upon direct written premium for the flood, homeowners and automobile insurance programs; (2) for its claim administration services a monthly fee based upon direct earned premiums for the property, casualty, automobile property, automobile casualty and flood insurance programs (in addition, a monthly fee based upon direct incurred losses was charged for flood claims administration and a reimbursement not to exceed 5% of direct incurred losses from a single event in excess of $2 million was charged to property claims); (3) for its data processing services, a monthly fee based upon direct written premium for all insurance programs; and (4) for certain customer services such as mailroom, policy assembly, records management and cash office a monthly fee based upon direct written premium (except, if provided in connection with their flood, homeowners and automobile insurance lines, where no such fees were imposed). The total service fees charged to BIC, BSIC and FCIC under these Service Agreements during the year ended December 31, 1998 totaled $36.1 million.

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

Effective April 1, 1999, the Company further amended its existing Service Agreements with affiliated insurers to provide for minimum aggregate quarterly service fee payments through December 31, 1999 with respect to certain lines of business, provided that certain key tasks were performed timely. If such minimum service fee requirements with respect to said lines of business under the agreements had not been implemented as of April 1, 1999, aggregate affiliated outsourcing services revenues, which totaled $41.5 million for the year ended December 31, 1999, would have been $39.7 million in accordance with the terms of the affiliated service agreements as in effect prior to April 1, 1999. Additionally and for the year ended December 31, 1999, the Company did not recognize approximately $500,000 of additional affiliated service fees under the minimum service fee arrangement, as the Company did not meet certain specified milestones on a timely basis. Such minimums were established to compensate the Company for maintaining an infrastructure to process certain lines of business of affiliated insurers that have not grown as rapidly as originally forecasted.

Pursuant to the Letter Agreement described below, the Service Agreements were amended effective June 1, 2001 to, among other things, modify certain of the service fees payable thereunder and eliminate data and technical support services from the administrative services to be provided by the Company thereunder (see “Letter Agreements” below).

Effective as of October 1, 2001, the Company entered into the New Service Agreement with BIC, BSIC and FCIC, as described below. The New Service Agreement replaced the Service Agreements, as amended by the Letter Agreement (see “New Service Agreement” below).

Effective December 1, 1998, the Company entered into a service agreement with BLIC, a subsidiary of BIG, pursuant to which the Company provided certain administrative services and allowed BLIC to make use of certain of the Company’s property, equipment and facilities in connection with BLIC’s day-to-day operations. Under this service agreement, as amended, BLIC agreed to pay the Company predetermined fees on a quarterly basis. The term of this service agreement with BLIC expired on June 1, 2001, and was not renewed or replaced and no services were provided and no fees were ever charged or paid under this service agreement.

In addition, the Company administers an AYO Claims Agreement between BIG and Florida Windstorm Underwriting Association, which agreement BIG assigned to BIC on December 15, 1998. On October 17, 1999, the Company and BIG entered into an agreement designating the Company to be the administrator and perform the services of BIC under the AYO Claims Agreement. The Company processes and adjusts all claims made under the AYO Claims Agreement. The administrative fee (equal to a percentage of each loss paid) is allocated between BIC and the Company (such fees are paid directly to BIC and then disbursed to the Company). During the years ended December 31, 2001 and December 31, 2002, the Company received service fees of approximately $126,000 and $45,000, respectively, under this arrangement.

Effective November 14, 2000, the Company entered into a separate Insurance Administration Services Agreement with BIG (the “WC Agreement”) pursuant to which the Company provided policy administration, system hosting and support, and claim administration services to BIG and its affiliate BIC in connection with BIC’s workers compensation line of business. Under the WC Agreement, the Company was paid for its services as follows: (1) for its policy administration, system hosting and support services, a monthly fee based upon direct written premium for BIC’s workers compensation program; and (2) for its claim administration services, a monthly fee based upon direct earned premium relating to such program. For the period November 14, 2000 through December 31, 2000 and the years ended December 31, 2001 and December 31, 2002, the total service fees charged to BIG under the WC Agreement were $26,650, $1.23 million and $359,000 respectively. BIG ceased writing workers compensation insurance in November 2001 and, consequently, the Company does not expect to generate significant revenue under the WC Agreement during the year ending December 31, 2003.

Effective July 1, 2002, the Company amended its existing Administration Services Agreement, effective October 1, 2001, with BIG (the “Service Agreement” and, as amended, the “Amended Service Agreement”), such that as of July 1, 2002, the Company no longer provided policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business. However, the Company would continue to provide policy administration, claim administration and data processing services in connection with BIG’s flood insurance line of business, with no change in the existing fee structure. In addition, pursuant to the Amended Service Agreement, the Company would continue to provide BIG with information technology hosting and support services for a fixed monthly fee. The Company would also continue to provide BIG with various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business. For the foregoing services, BIG would pay the Company a monthly fee based upon a percentage of the direct written premium for each line of business (except if provided in connection with BIG’s flood insurance line, where no additional fee would be imposed over that mentioned above). With respect to the service fees payable in connection with BIG’s personal (i.e., automobile and homeowners) and commercial insurance lines of business, the applicable percentage of direct written premium being charged was reduced to reflect the reduction in the services being provided in connection with such lines of business. As a result of the transaction consummated between BIG and FNF on January 3, 2003, BIG no longer has a flood insurance line of business. Pursuant to the FCIC Service Agreement, FCIC was expressly removed as a party from the Amended New Service Agreement.

Also effective July 1, 2002, in connection with the foregoing modifications to the Service Agreement, the Company terminated 98 employees, or approximately 28% of its total workforce. Of these employees, 81 worked in claims processing and 17 worked in policy administration. BIG informed the Company that all of these employees had been offered comparable positions by BIG. The Company expects to realize savings of approximately $5.1 million (unaudited) in annual payroll costs and related expenses as a result of this reduction in its workforce. Moreover, as previously reported, the Company took other actions designed to improve the Company’s cost structure, including terminating two facility subleases with BIG and its affiliates effective as of June 30, 2002 and August 28, 2002, respectively. The Company expects to realize cost savings of approximately $725,000 annually as a result of the termination of these two subleases.

Pursuant to the Amended Service Agreement, the Company continued to provide policy administration, claim administration and data processing services in connection with BIG’s flood insurance line of business, with no change in the existing fee structure. In addition, pursuant to the Amended Service Agreement, the Company continued to provide BIG with IT hosting and support services for a fixed monthly fee. The Company also continues to provide BIG with various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business. For the foregoing services, BIG pays the Company a monthly fee based upon a percentage of the DWP for each line of business (notwithstanding BIG’s sale of its flood business to FNF effective January 2003). With respect to the service fees payable in connection with BIG’s personal (i.e., automobile and homeowners) and commercial insurance lines of business, the applicable percentage of DWP being charged has been reduced to reflect the reduction in the services being provided in connection with such lines of business.

Effective August 12, 2002, the Company amended the Amended Service Agreement with BIG. Pursuant to this amendment, the Company provides additional IT support services to BIG. In return for providing these services, the Company will receive not less than approximately $876,000 annually in fees from BIG, which is a minimum amount based upon estimated IT usage of the Company’s services. In addition, the Company hired eleven persons previously employed by BIG, at an anticipated annualized cost of approximately $764,000 (unaudited). The Audit Committee of the Board of Directors of the Company approved the foregoing modifications to the Amended Service Agreement, as well as the corresponding workforce additions, on August 14, 2002.

TECHNICAL SUPPORT SERVICES AGREEMENT

In April 1999, the Company entered into a Technical Support Services Agreement (the “Support Agreement”) with BIG pursuant to which the Company provided BIG with certain system development services. Under the Support Agreement, such services were charged to BIG on a time-and-materials basis. Pursuant to the Letter Agreement described below, the Support Agreement was terminated effective April 1, 2001. The Support Agreement was to be replaced, effective June 1, 2001, with a new Technical Support Services Agreement, pursuant to which BIG would provide certain technical support services to the Company. A new Technical Support Services Agreement has not been executed. BIG did not provide any technical support services to the Company after April 1, 2001 as contemplated thereby. See “Letter Agreements” and “New Service Agreement” below.

LETTER AGREEMENTS

On April 13, 2001, the Company entered into a Letter Agreement with BIG, BIC, BSIC and FCIC (the “Letter Agreement”) pursuant to which the various contractual arrangements between the Company and such affiliated entities were significantly altered as described below.

With respect to the Administration Agreement, the Letter Agreement provided that the existing Administration Agreement was terminated effective as of April 1, 2001 and would be replaced effective June 1, 2001, with a new Corporate Services Agreement, pursuant to which BIG would provide the Company with various corporate marketing (including graphic design and web-site development) and corporate training services requested by the Company from time to time at fixed hourly rates ranging from $40 to $100 per hour, depending on the service being provided.

The Letter Agreement provided that the parties would negotiate in good faith to execute and deliver the Corporate Services Agreement incorporating these terms on or before June 1, 2001; provided however, that in the event such agreement was not executed and delivered by that date, BIG would provide such services at the rates specified in the Letter Agreement. The Letter Agreement further provided that the Support Agreement was terminated effective April 1, 2001 and would be replaced effective June 1, 2001, with a new technical support services agreement pursuant to which BIG would provide the Company with certain technical support, computer programming and systems analysis services at specified rates (except for software development services, which would be provided on a time and materials basis).

With respect to the Service Agreements, the Letter Agreement provided that each of such agreements shall be amended, effective June 1, 2001 to (i) postpone the expiration date of the agreement from June 1, 2001 until December 1, 2002, (ii) modify the service fees payable thereunder with respect to policy and claim administration services to be provided in connection with certain lines of business, (iii) eliminate data and technical support services from the administrative services to be provided by the Company under the agreement, and (iv) assess a fixed monthly fee for usage of the Company’s AS 400 computer system. With respect to the service fee modifications, under the Service Agreements, as amended, each entity would pay the Company (1) a monthly fee based upon direct written premium for policy administration services relating to its flood, homeowners and commercial lines of business and (2) a monthly fee based upon net claims (after deductibles) for claim administration services relating to its flood line of business. The service fees payable under the Service Agreements with respect to (a) policy administration services relating to the automobile line of business, and (b) claim administration services relating to all lines of business other than flood, remained unchanged. If such amendments to the Service Agreements had been in effect for the fiscal year ended December 31, 2000, the Company’s affiliated outsourcing revenues, which totaled approximately $38 million on an actual basis, would have been approximately $30 million on a pro forma basis (unaudited).

On April 13, 2001, the Company entered into a Commitment Letter to advance service fee payments (the “Commitment Letter”) with BIG pursuant to which BIG agreed to advance to the Company, beginning June 1, 2001, up to $1.5 million per month as a prepayment of service fees due by BIG and its affiliates under the Service Agreements. Such advances would be available to the Company beginning June 1, 2001 and continuing through December 1, 2002 and would be payable upon demand by the Company. Any funds advanced by BIG to the Company under the Commitment Letter would constitute a prepayment of, and shall be credited toward, the service fees charged to BIG by the Company during the month following such advance. The Company did not draw upon this advance in 2002 and therefore, this advance was not a viable source of funds to the Company.

NEW SERVICE AGREEMENT

Effective October 1, 2001, the Company entered into a new Insurance Administration Services Agreement with BIC, BSIC and FCIC (the “New Service Agreement”). The New Service Agreement replaced the Service Agreements, as amended by the Letter Agreement. Pursuant to the New Service Agreement, the Company provided policy administration, claims administration and data processing services to such entities in connection with their flood, homeowners and automobile lines of business, and claims administration and data processing services for all such entities’ other property and casualty lines of business.

Under the New Service Agreement, each entity paid the Company as follows: (1) for its policy administration services a monthly fee based upon direct written premium for the flood, homeowners and automobile insurance programs; (2) for its claims administration services a monthly fee based upon direct earned premium for the property, casualty, automobile property, automobile casualty and flood insurance programs (in addition, a monthly fee based upon direct incurred losses was charged for flood claims administration and a reimbursement not to exceed 5% of direct incurred losses from a single event in excess of $2 million was charged to property claims.); (3) for its data processing services, a monthly fee based upon direct written premium for all insurance programs; and (4) for certain customer services such as mailroom, policy assembly, records management and cash office a monthly fee based upon direct written premium (except, if provided in connection with their flood, homeowner and automobile insurance lines, where no such fees are imposed). The New Service Agreement was for an initial term of five years, subject to termination thereafter upon 90 days written notice. The New Service Agreement further provided for the renegotiation of rates in good faith after the first three years of the initial term.

The New Service Agreement modified the existing arrangements under the Service Agreements by, among other things: (i) reducing the base fees charged for certain lines of business; (ii) providing for tiered pricing based on the volume of business processed electronically rather than manually; (iii) providing for the pass-through to BIG of flood loss adjustment expenses for outsourcing services; and (iv) providing for the pass-through to BIG of all postage expenses and third-party information services incurred by the Company in connection with its performance under the New Service Agreement. For financial statement purposes these pass-through expenses were considered revenues. Moreover and as of October 1, 2002, the Company again became directly responsible for the payment of postage expenses under the terms of the New Service Agreement.

ORIGINAL BIG LOAN

On August 14, 2001, the Company entered into a Credit and Security Agreement with BIG (together with the related loan documentation, the “Credit Agreement”), pursuant to which the Company established a short-term, secured line of credit in favor of BIG in the amount of up to $5.0 million (the “Original BIG Loan”). BIG, the Company’s principal shareholder and at that time, customer, requested the line of credit to assist with certain short-term working capital needs.

Pursuant to the Credit Agreement, interest was payable monthly on amounts outstanding under the line of credit at an annual rate equal to the Prime Rate (as defined in the Credit Agreement”), plus 1.5%. The Credit Agreement further provided that the line of credit would expire on February 28, 2002 (see paragraph below), unless repaid in full prior to such time or otherwise terminated pursuant to the terms of the Credit Agreement. The Original BIG Loan was secured by, at that time, (i) a first lien security interest in all accounts and contract rights of Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), with insurance agents (including but not limited to general agents with respect to the sale of federal flood insurance) (collectively, the “Flood Book”), and (ii) an option (the “Option”) to purchase from BIG the outstanding capital stock, consisting of 10,898 shares (the “Option Shares”) of common stock, $318 par value per share, of First Community Insurance Company, a New York insurance company licensed in all fifty states (“FCIC”). As of the date of the granting of the line of credit, management of the Company believed the fair market value of the Flood Book well exceeded the aggregate principal amount of the Original BIG Loan.

Pursuant to the Credit Agreement, all unpaid principal and interest became due and payable in full on February 28, 2002. As of such date, BIG owed the Company an aggregate of approximately $5 million under the Original BIG Loan. On March 14, 2002, the Company and BIG amended the Credit Agreement to extend the Original BIG Loan until May 31, 2002. This amendment to the Credit Agreement was approved unanimously by the Audit Committee of the Board of Directors of the Company at a special meeting held on March 8, 2002. In making this determination the Audit Committee considered, among other things, (i) the Company’s continued dependence on BIG (including certain of its subsidiaries) as the Company’s principal customer and, (ii) the financial condition of BIG and the current status of the collateral securing the Original BIG Loan.

On June 10, 2002, the Company received payment in full of all amounts due and owing (approximately $5.0 million) from BIG, under the short-term secured line of credit in the amount of up to $5.0 million (the “Original BIG Loan”).

In August 2002 the Company announced an intention to commence a cash tender offer for all of the presently outstanding shares of its common stock, $0.01 per share (“Common Stock”), at a price of $3.08 per share, net to the seller in cash (the “Offer”). The Offer was to be conditioned upon at least a majority of the shares of Common Stock not held by members of BIG being tendered and other closing conditions typical for this type of transaction. The Offer was to be made pursuant to an Agreement and Plan of Merger, dated August 15, 2002 (the “BIG Agreement”), by and among the Company, BIG, BIC, BSIC and Bankers Management Corporation (“Acquisition Corp.”). BIC is a wholly-owned subsidiary of BIG and BSIC is a jointly-owned subsidiary of BIG and BIC. BIG, BIC and BSIC constitute the “BIG Group.” Acquisition Corp. is a Florida corporation wholly-owned by BIC and BSIC and formed solely for purposes of consummating a short-

form merger following the Offer. As of the date of this notice of Offer, the members of the BIG Group collectively owned approximately 68.0% of the outstanding shares of Common Stock. Pursuant to the BIG Agreement, the members of the BIG Group agreed not to tender the shares of Common Stock owned thereby in response to the Offer. Also pursuant to the BIG Agreement, the Company agreed to loan BIG and/or Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the insurance flood book of BUI. All amounts due under the Line of Credit were due July 31, 2003 and monthly interest-only payments would be due prior to maturity.

At the time of consummation of the aforementioned transaction between BIG and FNF in early January 2003 (see Note 1. Description of Organization and Business), the Company received payment in full of all amounts due and owing (approximately $6.7 million) from BIG under the revolving line of credit of up to $7.0 million. The Line of Credit was secured by a first priority lien security interest in the book of flood insurance business sold by BIG to FNF. Upon receipt by the Company of all amounts due under the Line of Credit, the security interest and all loan documentation relating to the Line of Credit were terminated.

PROPERTY LEASES

The Company subleased from Bankers Financial Corporation (“BFC”) approximately 44,000 square feet of office space in St. Petersburg, Florida at a monthly rate of approximately $56,000 (the “BFC Sublease”). This sublease was terminated effective as of August 28, 2002. During the period from January 1, 2002 through August 28, 2002, the Company paid BFC approximately $428,000 under the termination BFC Sublease. This space housed the Company’s corporate headquarters, as well as a portion of its outsourcing operations. The Company and BFC entered into the sublease on December 31, 2001. The sublease agreement replaced a lease agreement between BIC and the Company for the same property, which was terminated effective as of December 31, 2001 in connection with a sale by BIC of the property covered by the lease and its simultaneous lease by BFC. The terms and conditions of the sublease agreement were substantially identical to those of the lease agreement which it replaced, as earlier amended. During the year ended December 31, 2001, the Company paid BIC approximately $918,000 under the terminated lease agreement.

The Company leased from BLIC approximately 4,600 square feet of office space in St. Petersburg, Florida at a monthly rate of approximately $5,100 (the “BLIC Lease”). This lease was terminated effective as of June 30, 2002. This space housed certain of the Company’s information technology functions. This lease replaced, as of October 15, 2001, an existing lease between the Company and BLIC for the same office space. During the period from January 1, 2002 through June 30, 2002, the Company paid BLIC approximately $27,000 under the BLIC Lease. During the year ended December 31, 2001, the Company paid BLIC an aggregate of approximately $35,600 under the BLIC Lease and the lease which it replaced.

The Company relocated the operations described above to another facility in St. Petersburg, Florida, that the Company currently leases from an unaffiliated third party. The Company expects to realize cost savings of approximately $725,000 annually as a result of the termination of these two subleases.

The Company currently subleases approximately 5,000 square feet of office space in St. Petersburg, Florida from BFC at a monthly rate of approximately $8,000. The current term of this sublease expires on December 31, 2003. This sublease was entered into on December 31, 2001. The agreement replaced a lease agreement between BIC and the Company for the same property, which was terminated effective as of December 31, 2001 in connection with a sale by BIC of the property covered by the lease and its simultaneous lease by BFC. The terms and conditions of the sublease agreement are substantially identical to those of the lease agreement that it replaced, as earlier amended. During the year ended December 31, 2002, the Company paid BIC approximately $426,775 under the terminated lease agreement.

SALES AND ASSIGNMENT AGREEMENT

In May 1998, the Company entered into a sales and assignment agreement with BIG and certain affiliated companies whereby certain assets were transferred and assigned to the Company, effective retroactively to April 1998, for use in its business. The assets, including, but not limited to, telephone equipment, computer hardware and software, and service marks were transferred at their net book value as of the date of transfer. The Company paid consideration consisting of $325,075 in cash and entered into two promissory notes amounting to $2,802,175. The notes were repaid in full in February 2000 out of the net proceeds to the Company from its initial public offering. In addition, the Company assumed the existing leases with unaffiliated third parties relating to miscellaneous computer equipment.

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

GEOTRAC TRANSACTION

DJWW Corp., an Ohio corporation, was formed in June 1987 by Daniel J. White (“Mr. White”), the corporation’s president and sole shareholder. In May 1991, the corporation changed its name to Geotrac, Inc. In August, 1994, Geotrac, Inc. sold substantially all of its assets to SMS Geotrac, Inc., a Delaware corporation (“SMS Geotrac”), for a purchase price of $1,000,000 in cash, plus a contingent payment based on net profits after taxes for the Fiscal year ended June 30, 1995. SMS Geotrac was a wholly owned subsidiary of Strategic Holdings USA, Inc. (“Strategic”). During the year ended June 30, 1996 and on July 30, 1997, SMS Geotrac made payments of $932,222 and $1,700,000, respectively to Mr. White in satisfaction of the contingent payment obligations under the acquisition agreement. The amounts were recorded as an increase to goodwill and an additional capital contribution to SMS Geotrac. In connection with the sale of assets to SMS Geotrac, Mr. White became the president of SMS Geotrac and received a four-year employment contract at a base salary of $100,000 per year. In September 1994, Geotrac, Inc. changed its name to YoSystems, Inc. During the year ended June 30, 1997, SMS Geotrac and Strategic agreed to treat all outstanding amounts owed to the parent, $1,611,140, as an additional capital contribution. In addition, Strategic contributed $500,000 to SMS Geotrac.

During the one-month period ended July 31, 1997, SMS Geotrac advanced $797,000 to YoSystems, Inc. In July 1997, YoSystems acquired all of the issued and outstanding shares of capital stock of SMS Geotrac from Strategic for $15,000,000 in cash. The purchase price was funded through an $8.75 million loan from Huntington National Bank to YoSystems ($8.25 million of which was used in the purchase) plus $6.75 million in cash paid by the Company in connection with its acquisition of a 49% interest in YoSystems, as described below. Thereafter, the Company assumed the loan from Huntington National Bank, which loan has since been repaid from proceeds received in the Company’s initial public offering.

Neither YoSystems nor Mr. White, its president and sole shareholder, had a preexisting right to acquire SMS Geotrac pursuant to the August, 1994 transaction. The purchase price of the SMS Geotrac stock was determined by arm’s length negotiations. After the stock purchase transaction, SMS Geotrac merged into YoSystems, with YoSystems being the surviving entity and changing its name back to Geotrac, Inc. Concurrent with the acquisition of SMS Geotrac by YoSystems, the Company, through a subsidiary, Bankers Hazard Determination Services, Inc. (“BHDS”), purchased a 49% interest in YoSystems for $6,750,000 in cash. At that time, the Company did not contemplate acquiring the remaining 51% of YoSystems, Inc.

In connection with the Company’s purchase of a 49% interest in YoSystems, BHDS issued 675,000 shares of non-cumulative 8% preferred stock to Heritage Hotel Holding Company (“Heritage”), a corporation owned by Richard M. Brubaker, the half brother of Robert M. Menke, a director of the Company. The preferred stock of BHDS issued to Heritage had a par value of $10 per share and was subject to redemption at the option of the board of directors of BHDS. The preferred stock could be redeemed at any time at a price equal to 108% of the original consideration paid for the stock by the shareholder plus the amount of the dividends declared and unpaid on the redemption date. Heritage funded the preferred stock purchase by entering into a note agreement with a commercial bank for $6,750,000, with the preferred stock serving as collateral. On May 8, 1998, the Company purchased the outstanding preferred stock of BHDS in exchange for a note to Heritage in the principal amount of $6,750,000. The note was repaid in full in February 2000 out of the net proceeds to the Company from its initial public offering. After May 8, 1998, the preferred stock of BHDS held by the Company was exchanged for 675,000 shares or 8.5% cumulative preferred stock of BHDS. The shares of non-cumulative 8% preferred stock were then retired. Dividends declared on the preferred stock for l997 and 1998 were $229,315 and $189,370, respectively.

In July 1998, the Company acquired the remaining 51% equity interest in Geotrac, Inc. (formerly YoSystems) pursuant to the merger of Geotrac, Inc. with and into BHDS, with the surviving entity being known as “Geotrac of America, Inc.” (“Geotrac”). The Company acquired the remaining 51% interest from Mr. White and his wife and certain minority shareholders in exchange for (i) 524,198 shares of Common Stock, (ii) a promissory note in the principal amount of $1,500,000 bearing interest at a rate of 8.5%, and (iii) cash in the amount of $728,069 (paid in December, 1998), for a total purchase price of $7,994,000. In addition, the Company assumed the loan in the original principal amount of $8,750,000 from Huntington National Bank made to YoSystems in July 1997. As described above, the loan from Huntington Bank was repaid from proceeds received in the Company’s initial public offering. In connection with this transaction, Geotrac entered into an employment agreement with Mr. White pursuant to which Mr. White served as the President and Chief Executive Officer of Geotrac. In addition, the Company entered into a Corporate Governance Agreement with Mr. White and Geotrac setting forth certain terms and conditions upon which Geotrac continued to operate following the merger.

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

Pursuant to the Stock Purchase Agreement, Geotrac Holdings, Inc., a Delaware corporation formed by Mr. White and his spouse, Sandra A. White, purchased all the issued and outstanding capital stock (the “Shares”) of Geotrac. Prior to the consummation of the transactions contemplated by the Stock Purchase Agreement, Mr. White served as a director of the Company and President, Chief Executive Officer and a director of Geotrac. Mr. White resigned as a director of the Company effective as of the consummation of the sale of the Shares.

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

During the year ended December 31, 2000 and for the period from January 1, 2001 through December 27, 2001, Geotrac paid fees of $339,345 and $1.0 million, respectively, to SLK Software Services Private Limited (“SLK”) for various consulting services and recruiting fees. Mr. White had an equity interest of approximately 46% in SLK at December 28, 2001, the closing date of the date of Geotrac. Mr. White was neither a director nor an officer of SLK and did not have the ability to exercise control or make management decisions. At December 27, 2001 and December 31, 2000, Geotrac owed SLK $68,600 and $15,200, respectively.

During the year ended December 31, 2000 and the period from January 1, 2001 through December 27, 2001, Geotrac paid $396,200 and $946,000 in flood zone determination costs and $611,200 and $451,900 in digitizing costs and other miscellaneous costs, respectively, to JDI Software Services Private Limited (“JDI”). On January 9, 2001, Mr. White purchased 100,550 shares of JDI, representing approximately 48% ownership interest in JDI. Mr. White was neither a director nor an officer of JDI and did not have the ability to exercise control nor make management decisions. At December 27, 2001 and December 31, 2000, Geotrac owed JDI $62,000 and $85,300, respectively. Additionally, JDI owed Geotrac $100,000 at December 31, 2000 for the sale of Geotrac’s National GIS Flood Coverage.

PHANTOM STOCK PLANS

During the year ended December 31, 2000, the Company recognized approximately $338,000 in compensation expense (of which approximately $145,000 relates to 1999) resulting from the vesting of benefits payable to certain current and former officers and directors of the Company under the Amended and Completely Restated Phantom Stock Plan (the “BFC Plan”) of Bankers Financial Corporation (“BFC”), the parent corporation of BIG, and the Amended and Restated Phantom Stock Plan (the “VCC Plan”) of Venture Capital Corporation (“VCC”). The foregoing compensation charge is a non-recurring, non-cash item to the Company, as all such benefits under such plans were fully vested as of September 30, 2000 and constitute the respective obligations of BFC and VCC, not the Company. No compensation expense was recognized in either 2001 or 2002 for this item.

Effective September 30, 2000, the BFC and VCC Plans were amended to provide for, among other things, immediate vesting of benefits payable thereunder to certain current and former officers and directors of the Company. Accordingly, as of September 30, 2000, the total discounted and non-discounted benefits payable under these plans, which have accrued since February 11, 1999, the date of the Company’s initial public offering (the “IPO Date”), totaled $327,000 and $894,000, respectively, for the BFC Plan and $12,000 and $43,000, respectively, for the VCC Plan. Benefits under each of such plans generally are payable in 120 equal installments beginning at age 60. Although resulting in a compensation expense (on a discounted basis) to the Company, all of such benefits under such plans were granted on or before the IPO Date and constitute the respective obligations of BFC and VCC, not the Company. The benefits described herein exclude amounts vested prior to the IPO Date and/or allocable to services provided to BIG or its affiliated entities (other than the Company or its subsidiaries) since the IPO Date.

The aggregate amount (on a non-discounted basis) in benefits payable to each of the Company’s current and former executive officers and directors of the Company under the BFC Plan and the VCC Plan, respectively, and which have accrued from the IPO Date through September 30, 2000, are as follows: David K. Meehan, $0 and $0; David M. Howard, $247,515 and $25,523; Robert G. Gantley, $217,583 and $0; Christopher P. Breakiron, $0 and $0; Daniel J. White, $0 and $0; Kathleen M. Batson, $43,348 and $6,160; John A. Grant, Jr., $154,100 and $9,210; William D. Hussey, $100,000 and $0; E. Ray Solomon, $100,000 and $0; and Alejandro M. Sanchez, $0 and $0. The foregoing benefits exclude amounts vested prior to the IPO Date and/or allocable to services provided to BIG or its affiliated entities (other than the Company or its subsidiaries) since the IPO Date.

Except as set forth below, since the IPO Date, no officers or directors of the Company have been eligible to receive additional grants under such phantom stock plans or have been subject to future allocations of profits or losses with respect thereto. In addition, except as set forth below, all current officers and directors of the

Company were fully vested, as of September 30, 2000, in all benefits under such plans. Notwithstanding the foregoing, Robert M. Menke and David K. Meehan, directors of the Company, will continue to be eligible to receive grants, vest in benefits received and share in profits and losses under such plans in their capacity as officers and directors of BIG and its affiliated entities.

GENERAL

As of December 31, 2002 and February 28, 2003, BIG owed the Company an aggregate of approximately $4.9 million and $5.2 million under the BIG Service Agreement (substantially all of which is overdue), including approximately $310,000 and $450,000 in late payment fees. The Company has made written demand on BIG for payment in full of all past due amounts owing under the BIG Service Agreement, and the Audit Committee of the Company’s Board of Directors is currently considering various alternatives for collecting such past due amounts. Based on discussions with management of BIG and analysis of BIG’s ability to make payment for such past due amounts, management of the Company and the Audit Committee of the Board of Directors are currently considering various alternatives for collecting such past due amounts.

The Audit Committee of the Board of Directors is responsible for reviewing all transactions between the Company and any officer or director of the Company or any entity in which an officer of director has a material interest. Any such transactions must be on terms no less favorable than those that could be obtained on an arm’s-length basis from independent third parties.

NOTE 11.    EMPLOYEE BENEFITS PLANS

The Company’s employees participate in its Parent company’s 401(k) plan, which covers substantially all employees. To participate in the plan, employees must be at least 18 years old and have completed 90 days of service. The Company makes matching contributions of up to 5% of each participant’s deferral. The Company’s expense related to this plan was $650,700, $517,174 and $369,265 in 2000, 2001 and 2002, respectively.

In addition, the Company’s employees participate in self-insured medical and dental plans provided by the Parent. The medical program provides for specific excess loss reinsurance for individual claims greater than $70,000 for any one claimant and aggregate claims greater than $1 million. The Company accrues the estimated liabilities for the ultimate costs of both reported claims and incurred but not reported claims.

NOTE 12.    SEGMENT INFORMATION

The Company primarily operates in two business segments within the United States, providing policy and claims administration services and claims adjusting services. Prior to 2000, Geotrac (now presented as discontinued operations) was reported as a separate segment and claims adjusting services provided by Colonial were combined with outsourcing services in total, as Colonial was not significant. No unaffiliated customer accounted for more than 10% of the Company’s total revenues for the periods presented. The following table provides information about these reportable segments as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”.

	Outsourcing Services— Administration	Outsourcing Services— Claims Adjusting	Intercompany Eliminations and Other	Consolidated Totals
2000
Operating revenues-affiliated	$38,904,502	$—	($23,000)	$38,881,502
Operating revenues-unaffiliated	4,449,930	3,523,722	—	7,973,652
Operating income	(3,299,456)	65,522	—	(3,163,934)
Interest expense	60,905	00	00	60,905
Depreciation and amortization	2,868,189	156,384	—	3,024,573
Identifiable assets	39,807,467	5,740,491	(5,967,157)	39,580,801

2001
Operating revenues-affiliated	$38,806,105	$—	($7,000)	$38,799,105
Operating revenues-unaffiliated	6,992,575	11,322,734	—	18,315,309
Operating income	2,687,189	1,278,041	—	3,965,230
Interest expense	5,736	—	—	5,736
Depreciation and amortization	2,801,316	172,138	—	2,973,454
Identifiable assets	40,130,292	5,796,430	(4,927,242)	40,999,480

2002
Operating revenues-affiliated	$21,311,780	$—	$—	$21,311,780
Operating revenues-unaffiliated	5,444,520	5,507,983	—	10,952,503
Operating income/(loss)	(5,919,356)	613,814	—	(5,305,542)
Interest expense	3,439	—	—	3,439
Depreciation and amortization	2,796,890	38,587	—	2,835,477
Identifiable assets	36,901,859	5,653,619	(7,564,056)	34,991,422

Outsourcing Services—Administration. Identifiable assets in 2000 include net assets of discontinued operations of $20,564,751.

NOTE 13.    STATEMENT OF CASH FLOWS

	Year-ended December 31,
	2000	2001	2002
Cash paid for:
Interest	$60,904	$5,736	$3,439
Income taxes	$172,808	$3,504,886	$1,426,381

A summary of the consideration for the sale of Geotrac follows:

Consideration:
Cash	$19,000,000
Non-cash items 524,198 shares of the Company’s common stock	1,336,705
Service contract	2,189,090

$22,525,795

The Company paid and/or accrued transaction costs of $773,451, which for financial statement presentation purposes was considered a component of the loss on disposal of discontinued operations. The then-current income tax payable of $1,320,700 associated with the sale was a component of the loss also, though the payable was included in the Company’s December 31, 2001 balance sheet.

DISCONTINUED OPERATIONS

Supplemental Disclosure of Cash Flow Information

	YEAR-ENDED DECEMBER 31,
	2000	2001
Operating activities:
Net cash provided by	$3,615,914	$7,176,511
Investing activities:
Net cash used by	(2,845,608)	(3,655,098)
Financing activities:
Net cash used by	(2,994,660)	(1,011,708)
Net increase/(decrease) in cash	(2,224,354)	2,509,705
Cash at beginning of period	5,025,412	2,801,058

Cash at end of period before sale	$2,801,058	$5,310,763

NOTE 14.    SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION

(UNAUDITED)

Following is a summary of the quarterly results of operations for the quarterly periods in 2001 and 2002:

	YEAR ENDED DECEMBER 31,
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2001
Total revenues	$10,801,497	$15,866,834	$19,879,637	$10,566,446
Operating income/(loss)	(454,482)	4,116,806	2,020,067	(1,717,161)
Net Income/(loss) before discontinued operations	(276,561)	2,573,321	1,584,767	(1,015,400)
Income from discontinued operations	429,126	914,117	196,217	873,878
Loss on disposal of discontinued operations	—	—	—	(2,825,769)
Net income/(loss)	152,565	3,487,438	1,780,984	(2,967,291)
Net income/(loss) per common share	0.01	0.27	0.14	(0.23)

2002
Total revenues	$8,468,012	$10,015,152	$7,098,157	$6,682,962
Operating(loss)	(1,694,261)	(1,293,734)	(1,402,035)	(915,512)
Net(loss)	(971,045)	(731,275)	(795,553)	(524,626)
Net(loss) per common share	(.08)	(.06)	(.06)	(.05)

In addition, during the fourth quarter of 2002, the Company reviewed the collectibility of the interest and penalties related to past due service fees under the Amended Service Agreement with BIG and consequently recognized approximately $310,000 of interest due. As of December 31, 2002, the past due balance, including the interest and penalties, was approximately $4.9 million.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE I

To the Board of Directors of Insurance Management Solutions Group, Inc.

In connection with our audit of the consolidated financial statements of Insurance Management Solutions Group, Inc. and Subsidiaries referred to in our report dated March 14, 2003, which is included in this Annual Report on form 10-K for the year ended December 31, 2002, we have also audited Schedule I for the year ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 14, 2003

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (PARENT COMPANY)

SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

2000
Interest income:
Affiliates	$262,825
Non-affiliates	35,364
Total interest income	298,189
Expenses:
Selling, general and administrative	507,367
Interest expense—affiliates	—
Other expenses, net	59,644
Total expenses	567,011
Loss from continuing operations before income taxes, equity in earnings/(losses) of subsidiaries, and discontinued operations	(268,822)
Income tax benefit/(provision)	(67,200)
Equity in earnings/(losses) of subsidiaries	(2,044,713)
Income from discontinued operations	1,871,369
Net income/(loss)	$(509,366)

The “Notes to Consolidated Financial Statements of Insurance Management Solutions Group, Inc. and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (PARENT COMPANY)

SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS

2000
Cash Flows from Operating Activities:
Net income/(loss)	($509,366)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in (earnings)/losses of subsidiaries	2,044,713
Income from discontinued operations	(1,871,369)
Compensation expense related to non-employee stock options	98,634
Non-cash compensation expense related to phantom stock plans	338,200
Changes in assets and liabilities:
Other current assets	41,468
Other assets	51,600
Other current liabilities	15,647
Net cash provided by operating activities	209,527
Cash Flows from Investing Activities:
Preferred stock dividend received from subsidiary	—
Net cash provided by/(used in) investing activities	—
Cash Flows from Financing Activities:
Net proceeds received from initial public offering	—
Repayment of debt	—
Issuance of intercompany debt	—
Repayment of intercompany debt	2,993,569
Net advances to/(from) affiliates	(978,668)
Net cash provided by/(used in) financing activities	2,014,901
Increase/(decrease) in Cash and Cash Equivalents	2,224,428
Cash and Cash Equivalents, beginning of period	697,914
Cash and Cash Equivalents, end of period	$2,922,342

The “Notes to Consolidated Financial Statements of Insurance Management Solutions Group, Inc. and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTE 1—BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant’s Annual Report as referenced in Form 10-K, Part II, Item 8.

The 2000 financial information has been modified to reflect discontinued operations. The 2001 financial statements have been omitted, as the restricted net asset condition requiring these financial statements under the Securities and Exchange Commission rules has been eliminated with the December 28, 2001 sale of the Company’s subsidiary, Geotrac of America, Inc.

NOTE 2—RESTRICTED NET ASSETS AND RETAINED EARNINGS

See Note 3 to the Consolidated Financial Statements of the Company.

NOTE 3—DISPOSITION AND DISCONTINUED OPERATIONS

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

David M. Howard Chairman, President and Chief Executive Officer

March 26, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2003.

/s/ DAVID M. HOWARD David M. Howard	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ANTHONY R. MARANDO Anthony R. Marando	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ JOHN A. GRANT, JR. John A. Grant, Jr.	Director

/s/ JOHN S. MCMULLEN John S. McMullen	Director

/s/ DAVID K. MEEHAN David K. Meehan	Director

/s/ ROBERT M. MENKE Robert M. Menke	Director

/s/ E. RAY SOLOMON E. Ray Solomon	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

99.1	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

99.2	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

E-1