Form 10-Q
period 2003-03-31
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2003-05-15
CIK 1063167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class: Common Stock, $.01 par value	Outstanding as of May 10, 2003: 12,246,063

          The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the ability to retain material customers; (ii) the Company’s intention to consummate the merger contemplated by the Agreement and Plan of Merger, dated April 9, 2003, among the Company, Fiserv Inc. and certain of its direct and indirect subsidiaries; (iii) trends affecting the Company’s financial condition or results of operations; (iv) the Company’s operating strategies; (v) changes in the business and/or financial condition of the Company’s clients; (vi) the ability of Bankers Insurance Group, Inc. (including its subsidiaries, “BIG”) to pay outstanding amounts owed the Company; (vii) potential increases in the Company’s costs; (viii) the impact of general economic conditions on the demand for the Company’s services; (ix) changes in existing service agreements; (x) the ability to obtain new customers and retain existing customers; (xi) the outcome of certain litigation involving the Company; (xii) the outcome of certain administrative proceedings involving BIG; and (xiii) the ability to implement expense reductions. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risks described from time to time in the Company’s Reports on Forms 8-K, 10-Q and 10-K and Annual Reports to Shareholders.

-i-

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2003

		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,109,540	$18,155,923
Accounts receivable, net	1,015,450	1,595,864
Due from affiliates	4,892,216	5,751,867
Note and interest receivable – affiliate	6,660,259	—
Prepaid expenses and other assets	893,444	665,098
Income taxes recoverable	1,473,895	2,229,740

Total current assets	28,044,804	28,398,492
PROPERTY AND EQUIPMENT, net	2,277,716	1,859,497
OTHER ASSETS
Goodwill	2,250,409	2,250,409
Deferred tax assets	478,714	272,114
Capitalized software costs, net	125,896	88,601
Other, net	1,813,883	1,683,611

Total assets	$34,991,422	$34,552,724
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$625,863	$589,752
Employee related accrued expenses	1,125,545	1,290,871
Other accrued expenses	1,840,267	2,200,315

Total current liabilities	3,591,675	4,080,938
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred Stock. $.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value; 100,000,000 shares authorized, 12,246,063 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	122,460	122,460
Additional paid-in capital	26,407,405	26,407,405
Retained earnings	4,869,882	3,941,921

Total shareholders’ equity	31,399,747	30,471,786

Total liabilities and shareholders’ equity	$34,991,422	$34,552,724

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31

	2002	2003

REVENUES
Outsourcing services – affiliated	$7,090,233	$843,615
Outsourcing services	1,377,779	3,973,258

Total revenues	8,468,012	4,816,873
EXPENSES
Cost of outsourcing services	7,650,792	4,226,747
Selling, general and administrative	1,739,671	1,740,890
Management services from Parent	122,846	—
Depreciation and amortization	648,964	594,695

Total expenses	10,162,273	6,562,332

OPERATING INCOME/(LOSS)	(1,694,261)	(1,745,459)

OTHER INCOME/(EXPENSE):
Interest income	144,416	260,398

Total other income/(expense)	144,416	260,398
INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(1,549,845)	(1,485,061)
PROVISION/(BENEFIT) FOR INCOME TAXES	(578,800)	(557,100)

NET INCOME/(LOSS)	$(971,045)	$(927,961)
NET INCOME/(LOSS) PER COMMON SHARE	$(.08)	$(.08)
Weighted average common shares outstanding	12,276,063	12,246,063

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total

Balance at December 31, 2001	$122,760	$26,394,438	$7,892,381	$34,409,579
Compensation expense related to stock options issued to non-employees	—	110,167	—	110,167
Purchase and retirement of 30,000 shares of Common Stock	(300)	(97,200)	—	(97,500)
Net Loss	—	—	(3,022,499)	(3,022,499)

Balance at December 31, 2002	$122,460	$26,407,405	$4,869,882	$31,399,747
Net Loss (unaudited)	—	—	(927,961)	(927,961)

Balance at March 31, 2003 (unaudited)	$122,460	$26,407,405	$3,941,921	$30,471,786

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(971,045)	$(927,961)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization expense	648,963	594,695
Compensation expense related to non-employee stock options	45,000	—
Deferred income taxes, net	(2,300)	206,600
Changes in assets and liabilities:
Accounts receivable, trade	189,070	(580,414)
Accounts receivable, trade--affiliate	836,282	(859,651)
Income taxes recoverable	(538,759)	(755,845)
Prepaid expenses and other current assets	(186,344)	228,346
Accounts payable, trade	(363,886)	(36,111)
Employee related accrued expenses	199,541	165,326
Other accrued expenses	(388,618)	360,048
Income taxes payable	(1,418,415)	—

Net cash provided by/(used in) operating activities	(1,950,511)	(1,604,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(161,328)	(8,909)
Payment of notes receivable – affiliated	—	6,660,259

Net cash used in investing activities	(161,328)	6,651,350

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash used in financing activities	—	—

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,111,839)	5,046,383
CASH AND CASH EQUIVALENTS, beginning of period	20,095,808	13,109,540

CASH AND CASH EQUIVALENTS, end of period	$17,983,969	$18,155,923

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

          The Company amended its existing Administration Services Agreement, effective October 1, 2001, with BIG (the “BIG Service Agreement”), such that, as of July 1, 2002, the Company no longer provides policy administration or claims processing services for BIG’s personal (i.e., automobile and homeowners) insurance lines of business or claims processing for BIG’s commercial insurance lines of business. The Company, pursuant to the BIG Service Agreement, continues to provide BIG with IT hosting and support services for a fixed monthly fee and also provides various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business. Effective August 12, 2002, the Company further amended the BIG Service Agreement. Pursuant to this amendment, the Company provides additional IT support services to BIG.

          On August 15, 2002 the Company agreed to loan BIG and/or Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG (“BUI”), up to $7.0 million under a revolving line of credit (the “Line of Credit”), secured by the insurance flood book of BUI. The Line of Credit was established in connection with an Agreement and Plan of Merger, dated August 15, 2002, by and among the Company and BIG, which Agreement and Plan of Merger was terminated as of November 21, 2002. All amounts outstanding under the Line of Credit (approximately $6.7 million) were paid in full, and the Line of Credit was terminated, on January 3, 2003.

          Also, on January 3, 2003, BIG consummated the sale of First Community Insurance Company, a subsidiary of BIG and a fifty-state licensed insurance carrier (“FCIC”), and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and FCIC, to Fidelity National Financial, Inc. (“FNF”). FNF, a Fortune 500 company, is the largest title insurance and diversified real estate related services company in the United States, with total revenue of nearly $3.9 billion in 2001. The transaction involved more than 360,000 flood insurance policies originated through a nationwide network of approximately 10,000 independent agents in conjunction with the National Flood Insurance Plan.

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

          The FCIC Service Agreement expressly removed FCIC as a party from the BIG Service Agreement. Pursuant to the BIG Service Agreement, however, the Company continues to provide BIG, including its BIC and BSIC subsidiaries, with IT hosting and support services, as well as various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business, with no changes in the existing fee structure. Nevertheless, as a result of the consummation of the sale of FCIC and related assets by BIG to FNF, the Company’s reliance on its affiliated customers is expected to diminish significantly on a going-forward basis.

          On April 9, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fiserv, Inc., a Wisconsin corporation (“Fiserv”), Fiserv Solutions, Inc., a Wisconsin corporation and a wholly-owned subsidiary of Fiserv (“Fiserv Solutions”), and Fiserv Merger Sub, Inc., a Florida corporation and a wholly-owned subsidiary of Fiserv Solutions (“Fiserv Merger Sub”), providing for, among other things, the merger of Fiserv Merger Sub with and into the Company, with the Company as the surviving corporation (the “Merger”). See Note 4. “Subsequent Events”.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that should be expected for a full fiscal year.

Goodwill

          Effective as of January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) 142, Goodwill and Intangible Assets, and 144, Accounting for the Impairment or Disposal of Long Lived Assets. In connection with the adoption of SFAS 142, Goodwill and Intangible Assets, the Company retained an independent third-party investment banking firm to conduct an analysis of its goodwill valuation at January 1, 2002. However, the valuation determined that no impairment of the Company’s goodwill existed as of January 1, 2002 at December 31, 2002 and March 31, 2003, management’s assessment of the Company’s January 1, 2002 valuation is that no impairment exists.

Stock Based Compensation

        The Company account’s for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company amortizes compensation costs related to the pro forma disclosure using the straight-line method over the vesting period of the employees’ common stock options.

          Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below.

	Three Months Ended March

	2002	2003

Net loss, as reported	$(971,045)	$(927,961)
Less: stock-based employee compensation cost under the fair value based method, net of related tax effects	(33,500)	—

Pro forma net loss	$(1,004,545)	$(927,961)

Net loss per common share-basic and diluted:
as reported	$(.08)	$(.08)

Pro forma net loss	$(.08)	$(.08)

          During 2002 and 2001, there were no stock options granted and, as of March 31, 2003 there were no options that were exercisable. The per-share weighted-average fair value of stock options granted during 2000 was $1.16 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%; risk-free interest rate of 5.75%; expected volatility of 65%; and an expected life of 5 years.

General

          Effective August 20, 2002, each of the Company’s Directors and Executive Officers entered into a separate Option Termination Agreement whereby the Directors and Executive Officers agreed to the cancellation of all options granted under the Company’s 1999 Long-Term Incentive Plan, 1999 Non-Employee Director’s Stock Option Plan and/or Non-Qualified Stock Option Plan. Additionally, all other stock options granted under the 1999 Incentive Plan were cancelled effective January 2003, subject to an Option Termination Agreement signed by each of the Company’s current employees who held options under any of these plans. Consequently, no options remain outstanding under the aforementioned plans and no further options may be granted thereunder.

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

          The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on the Company’s financial statements. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003. FIN 45 had no material effect on the Company’s financial statements for the period ended March 31, 2003.

Net Income/(Loss) Per Common Share

          Net income/(loss) per common share, which represents both basic and diluted earnings per share (“EPS”) since no dilutive securities were outstanding for all periods presented, is computed by dividing net income/(loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

	Three Months Ended March 31,	Three Months Ended March 31,

	2002	2003

Numerator
Net income/(loss)	$(971,045)	$(927,961)
Denominator
Weighted average number of Common Shares used in basic EPS	12,276,063	12,246,063
Diluted stock options	—	—
Weighted average number of Common Shares and diluted potential Common Shares used in diluted EPS	12,276,063	12,246,063

          As of March 31, 2002, options to purchase 472,250 shares of Common Stock were outstanding but were not included in the computation of diluted earnings per share, as the inclusion of such shares would have an anti-dilutive effect.  There were no options to purchase shares of Common Stock outstanding at March 31, 2003.

NOTE 3. COMMITMENTS AND CONTINGENCIES

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

          The case had been set for trial during the trial term commencing May 5, 2003. On August 6, 2002, the plaintiff offered to accept, in full settlement of the IPO Litigation as to all defendants, payment of $2.1 million to the putative plaintiff class. On August 14, 2002, the Company’s Board of Directors voted to accept this offer, and the issuer of the Company’s applicable Directors and Officers and Company Reimbursement insurance policy has agreed to pay $2.1 million to the plaintiff class. The settlement was also approved by BIG and by the other defendants represented by Company counsel. On April 18, 2003, the parties filed various pleadings seeking court approval of the settlement terms. On April 22, 2003, Judge Lazzara entered an order scheduling a July 18, 2003 hearing to determine whether the proposed settlement terms are fair, reasonable and adequate, and whether those terms should be approved by the court. Judge Lazzara’s order also sets a June 27, 2003 deadline for class members to request exclusion from the settlement, and for class members to file and serve any comments and/or objections to the settlement. The Company believes that the material allegations of the complaint are without merit, but has elected to settle the IPO Litigation to avoid the time, expense and risks associated with continuing the IPO Litigation. No assurances can be given, if the settlement is not consummated, with respect to the outcome of the IPO Litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

          On September 25, 2002, the Company and three other defendants to the Short Litigation removed the Short litigation to the U.S. District Court for the Middle District of Florida. On November 26, 2002, the Short Litigation was remanded to the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. On April 8, 2003, the judge assigned to both the Pennapacker/Karcich Litigation and the Short Litigation entered an order denying the objection of the plaintiff in the Short Litigation to the consolidation of that litigation with the Pennapacker/Karcich Litigation, and consolidating the two lawsuits.  The plaintiffs’ counsel in the two lawsuits has informed the Company’s counsel that they intend to seek leave to file a new consolidated amended complaint, combining and amending the initial allegations contained in the lawsuits; however, the consolidated amended complaint has not yet been filed.  Pending such action, there has been no recent activity in either case.

          Although management of the Company believes that the material allegations of the complaints in the Pennapacker/Karcich Litigation and the Short Litigation are without merit and intends to vigorously defend the litigation, no assurances can be given with respect to the outcome of the litigation. Moreover, such litigation could have a material adverse effect on the Company’s business, financial condition and results of operation and could adversely affect the Company’s ability to consummate any transaction.

          As of December 31, 2002 and March 31, 2003, the Company has recorded a liability for a settlement accrual of $800,000 relating to an unaffiliated third-party customer contract with a former customer that was terminated in 2000 and for which no settlement has yet been reached with this former customer. No discussions between the Company and this customer have taken place since October 2000. On November 6, 2002, the Company received a letter from the Deputy Insurance Commissioner of the Commonwealth of Pennsylvania, on behalf of the former customer. This letter notified the Company that the liquidator for this former customer disavows and terminates the Insurance Administration Services Agreement between IMS and this former customer. However, if this matter is re-opened, an adverse outcome could have a material effect on the Company’s business, financial condition and results of operations.

          The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity, although no assurances can be given in this regard.

NOTE 4. SUBSEQUENT EVENTS

           As previously reported, on April 9, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fiserv, Inc., a Wisconsin corporation (“Fiserv”), Fiserv Solutions, Inc., a Wisconsin corporation and a wholly-owned subsidiary of Fiserv (“Fiserv Solutions”), and Fiserv Merger Sub, Inc., a Florida corporation and a wholly-owned subsidiary of Fiserv Solutions (“Fiserv Merger Sub”), providing for, among other things, the merger of Fiserv Merger Sub with and into the Company, with the Company as the surviving corporation (the “Merger”).

          The Merger Agreement contemplates that, pursuant to the Merger, (i) subject to applicable dissenters’ rights available under Florida law, each issued and outstanding share of Common Stock, $.01 par value (“Company Common Stock”), of the Company (other than the 8,354,884 shares (the “BIG Shares”) of Company Common Stock owned beneficially and of record by Bankers Insurance Company, a Florida corporation (“BIC”), Bankers Security Insurance Company, a Florida corporation (“BSIC”), Bonded Builders Service Corp., a Florida corporation (“BBSC”), and BIG, a Florida corporation and the direct or indirect parent corporation of each of BIC, BSIC and BBSC (“BIG” and, collectively with BIC, BSIC and BBSC, the “Principal Shareholders”) would be converted into the right to receive $3.30 in cash, without interest, and (ii) each BIG Share would be converted into the right to receive $3.26 in cash, without interest. As of the date of this Report, the BIG Shares constitute approximately 68.1% of the issued and outstanding shares of Company Common Stock.

          The transactions contemplated by the Merger Agreement will not be consummated unless certain conditions typical for this type of transaction are either satisfied or waived prior to closing. These conditions include, among other things, that the Merger Agreement and the transactions contemplated thereby are approved (i) by the shareholders of the Company in accordance with Florida law and the Company’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and (ii) by at least 50.01% of the outstanding shares of Company Common Stock not owned or controlled by the Principal Shareholders. In connection with the Merger Agreement, each of the Principal Shareholders entered into an Agreement to Facilitate Merger with Fiserv, Fiserv Solutions and Fiserv Merger Sub (the “Agreement to Facilitate Merger”), pursuant to which, among other things, the Principal Shareholders have agreed to (i) vote the BIG Shares in favor of the approval and adoption of the Merger Agreement and the transactions contemplated thereby and (ii) accept $3.26 per BIG Share, in cash, pursuant to the Merger.

          The Board of Directors of the Company has called a Special Meeting of Shareholders to be held at 3:00 p.m., local time, on Tuesday, June 24, 2003, at the Company’s offices at 801 94th Avenue North, St. Petersburg, Florida, for the sole purpose of voting upon a proposal to approve the Merger and the Merger Agreement. Shareholders of record as of the close of business on April 30, 2003, will be entitled to notice of and to vote at the Special Meeting or any adjournment or postponement thereof.

NOTE 5. OPERATIONAL MATTERS

          During the quarter-ended March 31, 2003, the Company experienced an after-tax loss of ($927,961) and consequently, did not have a positive cash flow from operations during such period. Also during the first quarter of 2003 and at the time of consummation of the sale by BIG of FCIC and certain other assets to FNF, the Company received payment in full of all amounts due and owing (approximately $6.7 million) from BIG under the Line of Credit.

          As of March 31, 2003, BIG owed the Company an aggregate of approximately $5.8 million under the BIG Service Agreement (substantially all of which was overdue), including approximately $450,000 in late payment fees.  The Company has made written demand on BIG for payment in full of all past due amounts owning under the BIG Service Agreement, and the Audit Committee of the Company’s Board of Directors continues to consider various alternatives for collecting such past due amounts.  If such past due amounts are not paid in full and BIG does not thereafter continue to pay amounts due under the BIG Service Agreement on a timely basis, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

        Management of the Company believes cash and cash equivalents of approximately $18.2 million at March 31, 2003 are adequate to support operating cash needs for the foreseeable future as such.

NOTE 6. SEGMENT INFORMATION

	Outsourcing Services – Administration	Outsourcing Services – Claims Adjusting		Intercompany Eliminations And Other	Consolidated Totals

MARCH 31, 2002
Operating revenues-affiliated	$7,096,983	—		$(6,750)	$7,090,233
Operating revenues-unaffiliated	$1,123,525	$254,254		—	$1,377,799
Operating income/(loss)	$(1,454,979)	$(239,282)		—	$(1,694,261)
Depreciation and amortization	$638,359	$10,605		—	$648,964
Identifiable assets	$38,188,330	$5,525,287	(1)	$(5,611,560)	$38,102,057
MARCH 31, 2003
Operating revenues-affiliated	$843,615	—		—	$843,615
Operating revenues-unaffiliated	$3,424,127	$549,131		—	$3,973,258
Operating income/(loss)	$(1,709,035)	$(36,424)		—	$(1,745,459)
Depreciation and amortization	$587,244	$7,451		—	$594,695
Identifiable assets	$37,475,739	$5,607,683	(1)	$(8,530,698)	$34,552,724

(1) Includes Goodwill of $2,250,409.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain selected operating results of the Company as a percentage of total revenues:

	Three Months Ended March 31,

	2002	2003

REVENUES
Outsourcing services	100.0%	100.0%
Total revenues	100.0	100.0
EXPENSES
Cost of outsourcing services	90.3	87.8
Selling, general and administrative	20.5	36.2
Management services from Parent	1.5	—
Depreciation and amortization	7.7	12.3

Total expenses	120.0	136.3

Operating income/(loss)	(20.0)	(36.3)
Interest income, net	1.7	5.4

Income before income taxes	(18.3)	(30.9)
Provision/(benefit) for income taxes	(6.8)	(11.6)

Net income/(loss)	(11.5)%	(19.3)%

          The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements (unaudited) and the notes thereto included in “Item 1. Financial Statements” above.

OVERVIEW

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

          On January 3, 2003, BIG consummated the sale of First Community Insurance Company, a subsidiary of BIG and a fifty-state licensed insurance carrier (“FCIC”), and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and FCIC, to Fidelity National Financial, Inc. (“FNF”). FNF, a Fortune 500 company, is the largest title insurance and diversified real estate related services company in the United States, with total revenue of nearly $3.9 billion in 2001. The transaction involved more than 360,000 flood insurance policies originated through a nationwide network of approximately 10,000 independent agents in conjunction with the National Flood Insurance Plan.

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

          The FCIC Service Agreement expressly removed FCIC as a party from the BIG Service Agreement. Pursuant to the BIG Service Agreement, however, the Company continues to provide BIG, including its BIC and BSIC subsidiaries, with IT hosting and support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business, with no changes in the existing fee structure. The Company is a 68.1%-owned subsidiary of BIG, which was the Company’s principal customer, representing 66.1% of outsourcing revenues, in 2002. Nevertheless, as a result of the consummation of the sale of FCIC and related assets by BIG to FNF, the Company’s reliance on BIG is expected to diminish significantly on a going-forward basis.

          IMSG has experienced a significant decline in its volume of outsourcing business over the past year due primarily to changes in the amounts and lines of insurance business serviced on behalf of BIG. Management of the Company believes that it will be difficult to further reduce costs in the short term to mitigate the losses in revenue resulting therefrom.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

          The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment since future events and their affect on the Company’s operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to the Company’s financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances, but these estimates and the Company’s actual results are subject to certain risk factors. Nevertheless, management of the Company believes the following items involve a higher degree of complexity and judgment, and therefore, has commented on these items below.

      (1)     Valuation of Accounts Receivable and Due from Affiliate at December 31, 2002 and March 31, 2003, respectively.

          The Company’s allowance for doubtful accounts of approximately $179,000 and $178,000 at December 31, 2002 and March 31, 2003, respectively, is based on management’s estimates of the credit worthiness of its customers, current economic conditions and historical information. In the opinion of management, the Company’s allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically the level of recorded bad debt expense and write-offs has not been material to the Company’s financial statements. Should business conditions deteriorate or any customer, including BIG, default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s financial condition and results of operations.

          As of December 31, 2002 and March 31, 2003, respectively, BIG owed the Company an aggregate of approximately $4.9 million and $5.8 million (substantially all of which was overdue) under the BIG Service Agreement, including approximately $310,000 and $450,000 in late payment fees. The Company has made written demand on BIG for payment in full of all past due amounts owing under the BIG Service Agreement, and the Audit Committee of the Company’s Board of Directors continues to consider various alternatives for collecting such past due amounts. The Audit Committee and management of the Company believe that no valuation allowance for such past due fees should be recorded at March 31, 2003 based on discussions with management of BIG and an analysis of BIG’s ability to make payment for such past due amounts.

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

                    Goodwill

          Under SFAS 142, Goodwill and Intangible Assets, the Company retained an independent third-party investment banking firm to conduct an analysis of its goodwill valuation at January 1, 2002. The valuation determined that no impairment of the Company’s goodwill existed as of January 1, 2002. The Company’s internal assessment during 2002 and 2003 concluded that no impairment existed at December 31, 2002 and at March 31, 2003.

                    Impairment of Long-Lived Assets

          The Company evaluates the recoverability of its long-lived assets (principally property and equipment and intangible service contract) whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered include current operating results, trends, and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent the sum of discounted (using the Company’s incremental borrowing rate) estimated future cash flows (over a period ranging from generally four to ten years) expected to result from the use of the asset is less than the carrying value. Management of the Company believes no impairment exists for any of the periods presented.

                    Service Contract

          In conjunction with the sale of Geotrac of America, Inc. (“Geotrac”), the Company’s former flood zone determination subsidiary, on December 28, 2001, the Company obtained a favorable long-term service contract with Geotrac for flood zone determinations, which was recorded at its estimated fair value of $2,189,090 at December 27, 2001. Accumulated amortization was $387,807 and $518,079 at December 31, 2002 and March 31, 2003, respectively. The unamortized balance is classified in Other Assets in the Company’s consolidated balance sheet. This contract is amortized over the 10-year contract period using a method that approximates the projected annual requirements of flood zone determinations. The Company’s internal assessment during 2002 and 2003 concluded that no impairment existed at December 31, 2002 or March 31, 2003.

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

          As of December 31, 2002 and March 31, 2003, the Company has recorded a liability for a settlement accrual of $800,000 relating to an unaffiliated third-party customer contract with a former customer that was terminated in 2000 and for which no settlement has yet been reached with this former customer. No discussions between the Company and this customer have taken place since October 2000. On November 6, 2002, the Company received a letter from the Deputy Insurance Commissioner of the Commonwealth of Pennsylvania, on behalf of the former customer. This letter notified the Company that the liquidator for this former customer disavows and terminates the Insurance Administration Services Agreement between IMS and this former customer. However, if this matter is re-opened, an adverse outcome could have a material effect on the Company’s business, financial condition and results of operations.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

          Outsourcing Services Revenues. Outsourcing services revenues decreased $3.7 million, or 43.1%, to $4.8 million for the three months ended March 31, 2003 from $8.5 million for the corresponding period in 2002. This decrease primarily relates to decreases in the Company ‘s affiliated outsourcing revenues resulting from the implementation of changes to the BIG Service Agreement effective July 1, 2002. This resulted in significant changes in the amounts and lines of business that the Company processes for BIG, resulting in reduced homeowner and automobile outsourcing services revenue when compared with the corresponding period of the prior year. Also, as described above, in January 2003 the affiliated flood business serviced by the Company was sold to FNF by BIG. See “--Overview.” As a result of this transaction, affiliated outsourcing services revenues decreased 88.1% from the prior year to approximately $844,000 and, correspondingly, unaffiliated outsourcing services revenues increased 188.4% from the prior year to approximately $4.0 million.

          Cost of Outsourcing Services. Cost of outsourcing services decreased $3.4 million, or 44.8%, to $4.2 million for the three months ended March 31, 2003 from approximately $7.6 million for the corresponding period in 2002. As a percentage of outsourcing services revenues, cost of outsourcing services decreased to 87.7% for the three months ended March 31, 2003 from 90.3% for the corresponding period in 2002. This $3.4 million decrease was due primarily to payroll and other staff-related expense decreases from 2002 as a result of the changes to the BIG Service Agreement effective July 1, 2002, whereby the Company ceased processing BIG’s personal insurance lines of business. In addition to the direct staff-related expense decreases, other indirect costs also decreased from the prior period, including leased office space expense, telephone, postage and printing costs.

          Selling, General and Administrative Expense. Selling, general and administrative expenses remained relatively unchanged at approximately $1.7 million for the three months ended March 31, 2003 as compared to the corresponding period of 2002. These expenses primarily consist of administrative operating expenses such as professional fees, insurance expense and other administrative expenses, including Special Committee-associated expenses for professional services which were also incurred during the first three months of 2002.

          Management Services from Parent. Management Services from Parent decreased $123,000, or 100%, for the three months ended March 31, 2003 from the corresponding period in 2002. The decrease was fully related to reduced office lease expense, as the Company no longer leases its office space from Bankers Financial Corporation.  Office lease costs are now reported under the caption “Cost of Outsourcing Services” above.

          Interest Income. Interest Income increased 80.6% to $260,000 for the three months ended March 31, 2003 from $144,000 in 2002. The increase reflects interest earned on the remaining net cash proceeds from the sale of Geotrac in late December 2001, coupled with interest earned on the Company’s line of credit and service fees with BIG. See Liquidity and Capital Resources below.

          Provision/(Benefit) for Income Taxes. The Company’s effective income tax/(benefit) rates were (37.5%) and (37.3%) for the three months ended March 31, 2003 and 2002, respectively.

          For additional information on the reconciliation of the Company’s effective income tax rate to the federal statutory income tax rate, see “Note 8 - Income Taxes”, in the Notes to the Consolidated Financial Statements of the Company for the year ended December 31, 2002, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 26, 2003.

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

          The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on the Company’s financial statements. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003. FIN 45 had no material effect on the Company’s financial statements for the period ended March 31, 2003.

          See Note 2 of the Notes to Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s principal sources of liquidity consist of cash on-hand and cash proceeds from the sale of the Company’s Geotrac subsidiary in late December 2001. The Company received net cash proceeds of approximately $19 million as a result of the sale of its Geotrac subsidiary in late December 2001.

          During the quarter-ended March 31, 2003, the Company experienced an after-tax loss of ($927,961), and consequently, did not have a positive cash flow from operations during such period. Also during the first quarter of 2003 and at the time of consummation of the sale by BIG of FCIC and certain other assets to FNF, the Company received payment in full of all amounts due and owing (approximately $6.7 million) from BIG under the Line of Credit. At March 31, 2003, cash and cash equivalents of approximately $18.2 million.

          As of March 31, 2003, BIG owed the Company an aggregate of approximately $5.8 million under the BIG Service Agreement (substantially all of which was overdue), including approximately $450,000 in late payment fees.  The Company has made written demand on BIG for payment in full of all past due amounts owing under the BIG Service Agreement, and the Audit Committee of the Company’s Board of Directors continues to consider various alternatives for collecting such past due amounts.  If such past due amounts are not paid in full and BIG does not thereafter continue to pay amounts due under the BIG Service Agreement on a timely basis, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

          Based upon and subject to the aforementioned, the Company expects cash on hand to be adequate to support its operating cash needs for the foreseeable future, although no assurances can be given in this regard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) is not material.

ITEM 4. CONTROLS AND PROCEDURES

          Within the 90-day period prior to the filing of this Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

          The case had been set for trial during the trial term commencing May 5, 2003. On August 6, 2002, the plaintiff offered to accept, in full settlement of the IPO Litigation as to all defendants, payment of $2.1 million to the putative plaintiff class. On August 14, 2002, the Company’s Board of Directors voted to accept this offer, and the issuer of the Company’s applicable Directors and Officers and Company Reimbursement insurance policy has agreed to pay $2.1 million to the plaintiff class. The settlement was also approved by BIG and by the other defendants represented by Company counsel. On April 18, 2003, the parties filed various pleadings seeking court approval of the settlement terms. On April 22, 2003, Judge Lazzara entered an order scheduling a July 18, 2003 hearing to determine whether the proposed settlement terms are fair, reasonable and adequate, and whether those terms should be approved by the court. Judge Lazzara’s order also sets a June 27, 2003 deadline for class members to request exclusion from the settlement, and for class members to file and serve any comments and/or objections to the settlement. The Company believes that the material allegations of the complaint are without merit, but has elected to settle the IPO Litigation to avoid the time, expense and risks associated with continuing the IPO Litigation. No assurances can be given, if the settlement is not consummated, with respect to the outcome of the IPO Litigation, and an adverse result could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

          On September 25, 2002, the Company and three other defendants to the Short Litigation removed the Short litigation to the U.S. District Court for the Middle District of Florida. On November 26, 2002, the Short Litigation was remanded to the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. On April 8, 2003, the judge assigned to both the Pennapacker/Karcich Litigation and the Short Litigation entered an order denying the objection of the plaintiff in the Short Litigation to the consolidation of that litigation with the Pennapacker/Karcich Litigation, and consolidating the two lawsuits.  The plaintiffs’ counsel in the two lawsuits has informed the Company’s counsel that they intend to seek leave to file a new consolidated amended complaint, combining and amending the initial allegations contained in the lawsuits; however, the consolidated amended complaint has not yet been filed.  Pending such action, there has been no recent activity in either case.

          Although management of the Company believes that the material allegations of the complaints in the Pennapacker/Karcich Litigation and the Short Litigation are without merit and intends to vigorously defend the litigation, no assurances can be given with respect to the outcome of the litigation. Moreover, such litigation could have a material adverse effect on the Company’s business, financial condition and results of operation and could adversely affect the Company’s ability to consummate any transaction.

ITEM 5. OTHER INFORMATION

          As previously reported on January 3, 2003, Bankers Insurance Group, Inc. (including its subsidiaries, “BIG”) consummated the sale of First Community Insurance Company, a subsidiary of BIG and a fifty-state licensed insurance carrier (“FCIC”), and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, Bankers Insurance Company (“BIC”), Bankers Security Insurance Company (“BSIC”) and FCIC, to Fidelity National Financial, Inc. (“FNF”). (As of the date of this Report, BIG beneficially owns approximately 68.1% of the outstanding common stock of the Company.) FNF, a Fortune 500 company, is the largest title insurance and diversified real estate related services company in the United States, with total revenue of nearly $3.9 billion in 2001. The transaction involved more than 360,000 flood insurance policies originated through a nationwide network of approximately 10,000 independent agents in conjunction with the National Flood Insurance Program.

          At the time of consummation of the foregoing transaction between BIG and FNF, the Company received payment in full of all amounts due and owing (approximately $6.7 million) from BIG under the revolving line of credit of up to $7.0 million (the “Line of Credit”) established by the Company in favor of BIG and Bankers Underwriters, Inc., a wholly-owned subsidiary of BIG, in August 2002. The Line of Credit was secured by a first priority lien security interest in the book of flood insurance business sold by BIG to FNF. This security interest, as well as all loan documentation relating to the Line of Credit, was terminated upon receipt by the Company of all amounts due under the Line of Credit.

          Effective as of the consummation of the foregoing transaction between BIG and FNF, the Company entered into a new Flood Insurance Full Service Vendor Agreement, dated January 3, 2003 (the “FCIC Service Agreement”), with FCIC, now a wholly-owned subsidiary of FNF, pursuant to which the Company will continue to provide policy administration, claims administration, data processing and other related services to FCIC in connection with FCIC’s Write Your Own (“WYO”) Flood Insurance Program. As of the date of this Report, FCIC’s WYO Program consists solely of the flood insurance book of business previously administered by the Company on behalf of BIG. Given, among other factors, FNF’s substantial size and financial strength relative to BIG, the Company believes that FCIC’s prospects for both retention and growth of the existing flood insurance book of business are favorable. No assurances can be given, however, as to whether FCIC will be able to retain or grow the existing flood insurance book of business, or as to whether the acquisition of FCIC and certain related assets by FNF from BIG will have a positive impact on the Company’s business, financial condition or results of operations.

          For the services provided by the Company under the FCIC Service Agreement, FCIC currently pays the Company: (i) for policy administration and other related services (other than claims administration services) a monthly fee equal to a fixed percentage (which percentage is higher for manual policies than for internet policies) of FCIC’s monthly gross written flood insurance premium (“GWP”) as measured on the effective date of each policy (commencing as of January 3, 2005, the applicable rates for Internet policies and manual policies will each be reduced by 0.5%); and (ii) for claims administration services a monthly fee equal to a fixed percentage of incurred losses. The percentage rates initially applicable to FCIC under the FCIC Agreement are identical to those percentage rates which were applicable to BIG for flood insurance administration services immediately prior to the transaction between BIG and FNF.

          The FCIC Service Agreement is for a six-year term, subject to early termination by either party under certain circumstances. FCIC, for example, may terminate the FCIC Service Agreement in the event of, among other things, (i) a material breach by the Company of any material representation, warranty or covenant contained therein (subject to certain limited cure rights) or (ii) the lapse, termination, or cancellation of the fidelity, errors and omissions insurance coverages required to be maintained by the Company under the FCIC Service Agreement.

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

          The Audit Committee of the Board of Directors of the Company approved the FCIC Service Agreement on December 26, 2002.

          The FCIC Service Agreement expressly removed FCIC as a party from the existing Administrative Services Agreement, effective October 1, 2001, as amended, between the Company and each of BIG, BIC, BSIC and FCIC (the “BIG Service Agreement”). Pursuant to the BIG Service Agreement, however, the Company continues to provide BIG, including its BIC and BSIC subsidiaries, with IT hosting and support services, as well as various other back-office support services, including cash office processing, records management, policy assembly, and print and mail distribution services, in connection with all of BIG’s personal and commercial insurance lines of business, with no changes in the existing fee structure. Nevertheless, as a result of the consummation of the sale of FCIC and related assets by BIG to FNF, the Company’s reliance on its affiliated customers is expected to diminish significantly on a going-forward basis. If the foregoing transaction between BIG and FNF had occurred effective January 1, 2002, BIG, which accounted for approximately 66% of the Company’s total revenue on an actual basis for the year ended December 31, 2002, would have accounted for only approximately 31% of the Company’s total revenue during such year, and FCIC would have accounted for 35% of the Company’s total revenue during such year.

          Effective January 7, 2003, William D. Hussey resigned as a director of the Company for health-related reasons. As a result of Mr. Hussey’s resignation (and the earlier resignations of Mr. Alejandro M. Sanchez and Mr. Robert G. Menke), the Company’s Board of Directors presently consists of six (6) members.

          On February 17, 2003, the Company entered into a one-year agreement with the Texas Fair Plan Association (“TFPA”) to provide full business processing, including policy processing, accounting, document packaging and claim services. The Company was approved as one of three service vendors providing this service to Texas-based insurance agents placing homeowners insurance business through the TFPA. Revenues from this agreement are derived as a percentage of premiums produced by agents and on a per claim fee for claim administration. The Company has no assurances and/or guarantees of the level of revenue this agreement will provide during the next twelve months.

          Also as previously reported, on April 9, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fiserv, Inc., a Wisconsin corporation (“Fiserv”), Fiserv Solutions, Inc., a Wisconsin corporation and a wholly-owned subsidiary of Fiserv (“Fiserv Solutions”), and Fiserv Merger Sub, Inc., a Florida corporation and a wholly-owned subsidiary of Fiserv Solutions (“Fiserv Merger Sub”), providing for, among other things, the merger of Fiserv Merger Sub with and into the Company, with the Company as the surviving corporation (the “Merger”).

          The Merger Agreement contemplates that, pursuant to the Merger, (i) subject to applicable dissenters’ rights available under Florida law, each issued and outstanding share of Common Stock, $.01 par value (“Company Common Stock”), of the Company (other than the 8,354,884 shares (the “BIG Shares”) of Company Common Stock owned beneficially and of record by Bankers Insurance Company, a Florida corporation (“BIC”), Bankers Security Insurance Company, a Florida corporation (“BSIC”), Bonded Builders Service Corp., a Florida corporation (“BBSC”), and BIG, a Florida corporation and the direct or indirect parent corporation of each of BIC, BSIC and BBSC (“BIG” and, collectively with BIC, BSIC and BBSC, the “Principal Shareholders”) would be converted into the right to receive $3.30 in cash, without interest, and (ii) each BIG Share would be converted into the right to receive $3.26 in cash, without interest. As of the date of this Report, the BIG Shares constitute approximately 68.1% of the issued and outstanding shares of Company Common Stock.

          The transactions contemplated by the Merger Agreement will not be consummated unless certain conditions typical for this type of transaction are either satisfied or waived prior to closing. These conditions include, among other things, that the Merger Agreement and the transactions contemplated thereby are approved (i) by the shareholders of the Company in accordance with Florida law and the Company’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and (ii) by at least 50.01% of the outstanding shares of Company Common Stock not owned or controlled by the Principal Shareholders. In connection with the Merger Agreement, each of the Principal Shareholders entered into an Agreement to Facilitate Merger with Fiserv, Fiserv Solutions and Fiserv Merger Sub (the “Agreement to Facilitate Merger”), pursuant to which, among other things, the Principal Shareholders have agreed to (i) vote the BIG Shares in favor of the approval and adoption of the Merger Agreement and the transactions contemplated thereby and (ii) accept $3.26 per BIG Share, in cash, pursuant to the Merger.

          The Board of Directors of the Company has called a Special Meeting of Shareholders to be held at 3:00 p.m., local time, on Tuesday, June 24, 2003, at the Company’s offices at 801 94th Avenue North, St. Petersburg, Florida, for the sole purpose of voting upon a proposal to approve the Merger and the Merger Agreement. Shareholders of record as of the close of business on April 30, 2003, will be entitled to notice of and to vote at the Special Meeting or any adjournment or postponement thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit Number	Description

10.1	Flood Insurance Full Service Vendor Agreement, dated as of January 3, 2003, by and between First Community Insurance Company and Insurance Management Solutions Group, Inc. (1)
10.2	Release of Security Interests, dated as of January 3, 2003, by and between Bankers Insurance Group, Inc., Bankers Underwriters, Inc. and Insurance Management Solutions Group, Inc. (2)
10.3

Termination Agreement (relating to Technical Support Agreement), dated as of January 3, 2003, by and between Insurance Management Solutions, Inc., Bankers Insurance Group, Inc., and First Community Insurance Company. (3)

10.4

Agreement and Plan of Merger, dated as of April 9, 2003, among Fiserv, Inc., Fiserv Solutions, Inc., Fiserv Merger Sub, Inc. and Insurance Management Solutions Group, Inc. (excluding the exhibits and schedules thereto). (4)

10.5

Agreement to Facilitate Merger, dated as of April 9, 2003, by and among Fiserv, Inc., Fiserv Solutions, Inc., Fiserv Merger Sub, Inc., Bankers Insurance Group, Inc., Bankers Insurance Company, Bankers Security Insurance Company and Bonded Builders Service Corp. (excluding the schedules thereto). (5)

10.6	Claims Service Agreement, dated February 17, 2003, among Texas Fair Plan Association, Texas Windstorm Insurance Association and Insurance Management Solutions, Inc.
99.1	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
99.2	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

(1) Previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K as filed on January 7, 2003 and incorporated by reference herein.

(2) Previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K as filed on January 7, 2003 and incorporated by reference herein.

(3) Previously filed as Exhibit 10.3 to the Company’s current report on Form 8-K as filed on January 7, 2003 and incorporated by reference herein.

(4) Previously filed as Exhibit 2.1 to the Company’s current report on Form 8-K as filed on January 7, 2003 and incorporated by reference herein.

(5) Previously filed as Exhibit 99.1 to the Company’s current report on Form 8-K as filed on January 7, 2003 and incorporated by reference herein.

b) Reports on Form 8-K

The Company filed two current reports on Form 8-K from January 1, 2003 and through the date of this report:

          (i) The Company filed a current report on Form 8-K on January 3, 2003 to announce that: (A) on January 3, 2003, BIG consummated the sale of FCIC, a subsidiary of BIG and a fifty-state licensed insurance carrier, and certain assets of BIG, including the rights to issue new and renewal flood insurance policies underwritten by BIG and its subsidiaries, BIC, BSIC and FCIC, to FNF; and (B) at the time of consummation of the foregoing transaction between BIG and FNF, the Company received payment in full of all amounts due and owing (approximately $6.7 million) from BIG under the Line of Credit of up to $7.0 million established by the Company in favor of BIG and BUI, a wholly-owned subsidiary of BIG, in August 2002.

          (ii) The Company also filed a current report on Form 8-K on April 9, 2003 to announce that, on April 9, 2003, the Company entered into the Merger Agreement with Fiserv, Fiserv Solutions and Fiserv Merger Sub, providing for, among other things, the merger of Fiserv Merger Sub with and into the Company, with the Company as the surviving corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	INSURANCE MANAGEMENT SOLUTIONS GROUP, INC
(Registrant)

By:	/s/ DAVID M. HOWARD

David M. Howard
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ ANTHONY R. MARANDO

Anthony R. Marando
Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

WRITTEN STATEMENT OF PRINCIPAL
EXECUTIVE OFFICER

I, David M. Howard, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Insurance Management Solutions Group, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ DAVID M. HOWARD

David M. Howard Chairman, President and Chief Executive Officer

WRITTEN STATEMENT OF PRINCIPAL
FINANCIAL OFFICER

I, Anthony R. Marando, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Insurance Management Solutions Group, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ ANTHONY R. MARANDO

Anthony R. Marando Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Flood Insurance Full Service Vendor Agreement, dated as of January 3, 2003, by and between First Community Insurance Company and Insurance Management Solutions Group, Inc.*
10.2	Release of Security Interests, dated as of January 3, 2003, by and between Bankers Insurance Group, Inc., Bankers Underwriters, Inc. and Insurance Management Solutions Group, Inc.*
10.3

Termination Agreement (relating to Technical Support Agreement), dated as of January 3, 2003, by and between Insurance Management Solutions, Inc., Bankers Insurance Group, Inc., and First Community Insurance Company.*

10.4

Agreement and Plan of Merger, dated as of April 9, 2003, among Fiserv, Inc., Fiserv Solutions, Inc., Fiserv Merger Sub, Inc. and Insurance Management Solutions Group, Inc. (excluding the exhibits and schedules thereto).*

10.5

Agreement to Facilitate Merger, dated as of April 9, 2003, by and among Fiserv, Inc., Fiserv Solutions, Inc., Fiserv Merger Sub, Inc., Bankers Insurance Group, Inc., Bankers Insurance Company, Bankers Security Insurance Company and Bonded Builders Service Corp. (excluding the schedules thereto).*

10.6	Claims Service Agreement, dated February 17, 2003, among Texas Fair Plan Association, Texas Windstorm Insurance Association and Insurance Management Solutions, Inc.
99.1	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
99.2	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

__________
*Indicates document incorporated herein by reference.

E-1