Form 10-Q
period 2003-06-30
INSURANCE MANAGEMENT SOLUTIONS GROUP INC
filed 2003-08-07
CIK 1063167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class: Common Stock, $.01 par value	Outstanding as of August 6, 2003: 12,246,063

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the ability to retain material customers; (ii) the Company’s intentions regarding the merger contemplated by the Agreement and Plan of Merger, dated April 9, 2003, among the Company, Fiserv Inc. and certain of its direct and indirect subsidiaries; (iii) trends affecting the Company’s financial condition or results of operations; (iv) the Company’s operating strategies; (v) changes in the business and/or financial condition of the Company’s clients; (vi) the ability of Bankers Insurance Group, Inc. (including its subsidiaries, “BIG”) to pay outstanding amounts owed the Company; (vii) potential increases in the Company’s costs; (viii) the impact of general economic conditions on the demand for the Company’s services; (ix) changes in existing service agreements; (x) the ability to obtain new customers and retain existing customers; (xi) the outcome of certain litigation and other proceedings involving the Company; (xii) the outcome of certain administrative proceedings involving BIG; and (xiii) the ability to implement expense reductions. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risks described from time to time in the Company’s Reports on Forms 8-K, 10-Q and 10-K and Annual Reports to Shareholders.

-i-

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,109,540	$18,929,566
Accounts receivable, net	1,015,450	1,350,471
Due from affiliates	4,892,216	5,740,328
Note and interest receivable – affiliate	6,660,259	—
Prepaid expense and other assets	893,444	526,724
Income taxes recoverable	1,473,895	2,062,738

Total current assets	28,044,804	28,609,827
PROPERTY AND EQUIPMENT, net	2,277,716	1,488,650
OTHER ASSETS
Goodwill	2,250,409	2,250,409
Deferred tax assets	478,714	261,114
Capitalized software costs, net	125,896	56,590
Other, net	1,813,883	1,520,628

Total assets	$34,991,422	$34,187,218
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$625,863	$665,018
Employee related accrued expenses	1,125,545	950,059
Other accrued expenses	1,840,267	1,813,472

Total current liabilities	3,591,675	3,428,549
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY	—	—
Preferred Stock. $.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value; 100,000,000 shares authorized, 12,246,063 shares issued and outstanding at December 2002 and June 30, 2003, respectively	122,460	122,460
Additional paid-in capital	26,407,405	26,407,405
Retained earnings	4,869,882	4,228,804
Total shareholders’ equity	31,399,747	30,758,669

Total liabilities and shareholders’ equity	$34,991,422	$34,187,218

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2003	2002	2003
REVENUES
Outsourcing services – affiliated	$6,891,875	$776,698	$13,982,108	$1,620,313
Outsourcing services	3,123,277	5,365,030	4,501,056	9,338,288

Total revenues	10,015,152	6,141,728	18,483,164	10,958,601
EXPENSES
Cost of outsourcing services	8,482,732	4,057,246	16,133,524	8,283,993
Selling, general and administrative	1,922,474	1,300,783	3,662,145	3,041,673
Management services from Parent	184,338	—	307,184	—
Depreciation and amortization	719,342	565,841	1,368,306	1,160,536

Total expenses	11,308,886	5,923,870	21,471,159	12,486,202

OPERATING INCOME/(LOSS)	(1,293,734)	217,858	(2,987,995)	(1,527,601)

OTHER INCOME/(EXPENSE)
Interest income	129,859	245,925	274,275	506,323

Total other income/(expense)	129,859	245,925	274,275	506,323
INCOME/(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(1,163,875)	463,783	(2,713,720)	(1,021,278)
PROVISION/(BENEFIT) FOR INCOME TAXES	(432,600)	176,900	(1,011,400)	(380,200)

NET INCOME/(LOSS)	$(731,275)	$286,883	$(1,702,320)	$(641,078)
NET INCOME/(LOSS) PER COMMON SHARE	$(.06)	$.02	$(.14)	$(.05)
Weighted average common shares outstanding	12,276,063	12,246,063	12,276,063	12,246,063

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2001	$122,760	$26,394,438	$7,892,381	$34,409,579
Compensation expense related to stock options issued to non-employees	—	110,167	—	110,167
Purchase and retirement of 30,000 shares of Common Stock	(300)	(97,200)	—	(97,500)
Net Loss	—	—	(3,022,499)	(3,022,499)

Balance at December 31, 2002	$122,460	$26,407,405	$4,869,882	$31,399,747
Net Loss (unaudited)	—	—	(641,078)	(641,078)

Balance at June 30, 2003 (unaudited)	$122,460	$26,407,405	$4,228,804	$30,758,669

The accompanying notes are an integral part of these consolidated statements.

INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(1,702,320)	$(641,078)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,368,306	1,160,536
Loss on disposal of property and equipment	9,909	—
Compensation expense related to non—employee stock options	86,722	—
Deferred income taxes, net	23,500	217,600
Changes in assets and liabilities:
Accounts receivable, trade	(895,507)	(335,021)
Due from affiliates	25,369	(848,112)
Income taxes recoverable	(1,104,659)	(588,843)
Prepaid expenses and other current assets	(71,614)	366,720
Accounts payable, trade	(654,739)	39,155
Employee related accrued expenses	122,794	(175,486)
Other accrued expenses	495,477	(26,795)
Income taxes payable	(1,418,415)	—

Net cash provided by/(used in) operating activities	(3,715,177)	(831,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(239,712)	(8,909)
Collection of notes receivable – affiliated	5,026,541	6,660,259

Net cash provided by/(used in) investing activities	4,786,829	6,651,350

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	—	—

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,071,652	5,820,026
CASH AND CASH EQUIVALENTS, beginning of period	20,095,808	13,109,540
CASH AND CASH EQUIVALENTS, end of period	$21,167,460	$18,929,566

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

On June 23, 2003, the Company informed BIG that the First Amendment to the Insurance Administration Service Agreement, dated July 1, 2002, and the Second Amendment to the Insurance Administration Service Agreement (“Amendments”), dated August 12, 2002 were set to expire as of June 30, 2003. These Amendments were executed by and between IMS and BIC, BSIC and FCIC.

IMS informed BIG that these Amendments require written notification from BIC, BSIC and FCIC prior to July 1, 2003 with a statement of services to be provided by IMS on a month-to-month basis pursuant to the terms and conditions of the Amendments. IMS is continuing to provide such services as per these Amendments, on a month-to-month basis, and BIG and IMS are negotiating provision of future services at this time. These Amendments therefore, continue in force as the Company and BIG negotiate with regard to future services to be provided to BIG. No assurances can be given as to what services will be provided to BIG in the future based on these negotiations and if so, what effect such services will have on the Company’s revenues going forward, although it is expected that such services will diminish in the future.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results that should be expected for a full fiscal year.

Goodwill

Effective as of January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) 142, Goodwill and Intangible Assets, and 144, Accounting for the Impairment or Disposal of Long Lived Assets. In connection with the adoption of SFAS 142, Goodwill and Intangible Assets, the Company retained an independent third-party investment banking firm to conduct an analysis of its goodwill valuation at January 1, 2002. This valuation determined that no impairment of the Company’s goodwill existed as of January 1, 2002. At December 31, 2002 and June 30, 2003, management’s assessment remains that no impairment exists.

Stock Based Compensation

The Company accounts for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123, Accounting for Stock-Based Compensation, had been applied. The Company amortizes compensation costs related to the pro forma disclosure using the straight-line method over the vesting period of the employees’ common stock options.

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income/(loss), as reported	$(731,275)	$286,883	$(1,702,320)	$(641,078)
Less: stock-based employee compensation cost under the fair value based method, net of related tax effects	(29,921)	—	(63,421)	—

Pro forma net income/(loss)	$(761,196)	$286,883	$(1,765,741)	$(641,078)

Net income/(loss) per common share-basic and diluted:
as reported	$(.06)	$.02	$(.14)	$(.05)

Pro forma net income/(loss)	$(.06)	$.02	$(.14)	$(.05)

During 2002 and 2001, there were no stock options granted and, as of June 30, 2003, there were no options that were exercisable. The per-share weighted-average fair value of stock options granted during 2000 was $1.16 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%; risk-free interest rate of 5.75%; expected volatility of 65%; and an expected life of 5 years.

Effective August 20, 2002, each of the Company’s Directors and Executive Officers entered into a separate Option Termination Agreement whereby the Directors and Executive Officers agreed to the cancellation of all options granted under the Company’s Long-Term Incentive Plan, Non-Employee Directors’ Stock Option Plan and/or Non-Qualified Stock Option Plan. Additionally, all other stock options granted under the Long-Term Incentive Plan were cancelled effective January 2003, subject to an Option Termination Agreement signed by each of the Company’s current employees who held options under this plan. Consequently, no options remain outstanding under the aforementioned plans and no further options may be granted thereunder.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not anticipate that SFAS 150 will have a material impact on its financial statements.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share, which represents both basic and diluted earnings per share (“EPS”) since no dilutive securities were outstanding for all periods presented, is computed by dividing net income/(loss) by the weighted average common shares outstanding. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Numerator
Net income/(loss)	$(731,275)	$286,883	$(1,702,320)	$(641,078)
Denominator
Weighted average number of Common Shares used in basic EPS	12,276,063	12,246,063	12,276,063	12,246,063
Diluted stock options	—	—	—	—

Weighted average number of Common Shares and diluted potential Common Shares used in diluted EPS	12,276,063	12,246,063	12,276,063	12,246,063

As of June 30, 2002 options to purchase 465,000 shares of Common Stock were outstanding but were not included in the computation of diluted earnings per share, as the inclusion of such shares would have an anti-dilutive effect. There were no options to purchase shares of Common Stock outstanding at June 30, 2003.

NOTE 3. COMMITMENTS AND CONTINGENCIES

IPO Litigation

At a July 18, 2003 hearing, U.S. District Judge Richard A. Lazzara entered an Order and Final Judgment approving the settlement of the class action lawsuit referred to as the “IPO Litigation” and described under the caption “Item 1. Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003 (the “First Quarter Form 10-Q”). As reported in the First Quarter Form 10-Q, the plaintiff agreed to accept, in full settlement of the IPO Litigation as to all defendants, the payment of $2.1 million to the plaintiff class by the issuer of the Company’s applicable Directors and Officers and Company Reimbursement insurance policy. In May 2003, in anticipation of Judge Lazzara’s approval of the settlement and pursuant to the parties’ Stipulation and Agreement of Settlement, the insurer deposited those monies into an escrow account established and maintained by the plaintiff’s attorneys.

Third-Party Contract Dispute

On June 5, 2003, the Company received a Notice of Dispute from a former unaffiliated third-party customer. This Notice of Dispute alleges that the Company materially breached its services agreement with this former customer by failing to design, construct, acquire or implement a software system that would enable it to provide the services set forth in the agreement. On July 3, 2003, the former customer submitted an Arbitration Notice to the Company under the services agreement. The Arbitration Notice seeks resolution of the following issues: (1) whether the Company breached the services agreement by failing to design, construct, acquire and/or implement the software systems that would enable the Company to provide the insurance administration services set forth in the services agreement; (2) whether the former customer is entitled to the return of the $1.0 million implementation charge it paid the Company upon execution of the services agreement, plus attorney’s fees and any other cost, loss, damage or expense it incurred as a result of the Company’s alleged failure to perform; (3) in the alternative, whether the Company was unjustly enriched by retaining the $1.0 million implementation charge when it allegedly failed to perform work of any value to the former customer; and (4) whether the $1.0 million implementation charge constitutes a preference under Pennsylvania statutory law such that the Company must return that amount to the former customer.

As previously disclosed, the Company’s services agreement with this former customer was terminated in 2000, and the Company has previously recorded a liability of $800,000 relating to this matter. Management of the Company believes, however, that the allegations made by the former customer are without merit (and/or are subject to available defenses) and intends to vigorously defend the arbitration proceeding brought against it by the former customer. Nevertheless, no assurances can be given with respect to the outcome of this matter, and an adverse outcome in any such proceeding could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity, although no assurances can be given in this regard.

NOTE 4. OPERATIONAL MATTERS

During the quarter ended June 30, 2003, the Company realized after-tax net income of approximately $287,000 and generated positive cash flows resulting in an increase in cash of approximately $800,000 as compared to the previous quarter. As of June 30, 2003, BIG owed the Company an aggregate of approximately $5.7 million under the BIG Service Agreement (substantially all of which was overdue), including approximately $731,000 in late payment fees. The Company has made written demand on BIG for payment in full of all past due amounts owed under the BIG Service Agreement, and the Audit Committee of the Company’s Board of Directors continues to consider various alternatives for collecting such past due amounts. If such past due amounts are not paid in full and BIG does not thereafter continue to pay amounts due under the BIG Service Agreement on a timely basis, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

On August 5, 2003, the Principal Shareholders and Fiserv, Fiserv Solutions and Fiserv Merger Sub entered into Amendment No. 1 to Agreement to Facilitate Merger, pursuant to which, among other things, the Principal Shareholders agreed to pay all amounts due the Company under the BIG Service Agreement (approximately $5.7 million as of June 30, 2003) out of the consideration otherwise to be received by the Principal Shareholders for their shares of Company Common Stock pursuant to the Merger.

Management of the Company believes cash and cash equivalents of approximately $18.9 million at June 30, 2003 are adequate to support operating cash needs for the foreseeable future.

NOTE 5. SEGMENT INFORMATION

	Outsourcing Services – Administration	Outsourcing Services – Claims Adjusting		Intercompany Eliminations And Other	Consolidated Totals
Three months ended June 30, 2002
Operating revenues-affiliated	$6,885,125	$—		$6,750	$6,891,875
Operating revenues-unaffiliated	$1,310,830	$1,812,447		$—	$3,123,277
Operating income/(loss)	$(1,567,253)	$273,519		$—	$(1,293,734)
Depreciation and amortization	$708,829	$10,513		$—	$719,342
Identifiable assets	$37,107,756	$6,283,844	(1)	$(5,462,601)	$37,928,999

Three months ended June 30, 2003
Operating revenues-affiliated	$776,698	$—		$—	$776,698
Operating revenues-unaffiliated	$4,793,823	$571,207		$—	$5,365,030
Operating income/(loss)	$179,058	$38,800		$—	$217,858
Depreciation and amortization	$559,085	$6,756		$—	$565,841
Identifiable assets	$37,142,854	$5,562,087	(1)	$(8,517,723)	$34,187,218

Six months ended June 30, 2002
Operating revenues-affiliated	$13,982,108	$—		$—	$13,982,108
Operating revenues-unaffiliated	$2,434,355	$2,066,701		$—	$4,501,056
Operating income/(loss)	$(3,022,232)	$34,237		$—	$(2,987,995)
Depreciation and amortization	$1,347,188	$21,118		$—	$1,368,306
Identifiable assets	$37,107,756	$6,283,844	(1)	$(5,462,601)	$37,928,999

Six months ended June 30, 2003
Operating revenues-affiliated	$1,620,313	$—		$—	$1,620,313
Operating revenues-unaffiliated	$8,217,950	$1,120,338		$—	$9,338,288
Operating income/(loss)	$(1,529,977)	$2,376		$—	$(1,527,601)
Depreciation and amortization	$1,146,392	$14,207		$—	$1,160,536
Identifiable assets	$37,142,854	$5,562,087	(1)	$(8,517,723)	$34,187,218

(1)	Includes Goodwill of $2,250,409.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected operating results of the Company as a percentage of total revenues:

	Three months ended June 30			Six months ended June 30
	2002		2003	2002		2003
REVENUES		%			%
Outsourcing services	100.0		100.0	100.0		100.0
Total revenues	100.0		100.0	100.0		100.0
EXPENSES
Cost of outsourcing services	84.7		66.1	87.3		75.6
Selling, general and administrative	19.2		21.2	19.8		27.8
Management services from Parent	1.8		—	1.7		—
Depreciation and amortization	7.2		9.2	7.4		10.6

Total expenses	112.9		96.5	116.2		114.0

Operating income/(loss)	(12.9)		3.5	(16.2)		(14.0)
Interest income, net	1.3		4.0	1.5		4.6

Income/(loss) before income taxes	(11.6)		7.5	(14.7)		(9.4)
Provision/(benefit) for income taxes	(4.3)		2.9	(5.5)		(3.5)

Net income/(loss)	(7.3)		4.6	(9.2)		(5.9)

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements (unaudited) and the notes thereto included in “Item 1. Financial Statements” above.

OVERVIEW

Insurance Management Solutions Group, Inc. (together with its subsidiaries, the “Company”) is a holding company that was incorporated in the State of Florida in December 1996 by Bankers Insurance Group, Inc. (together with its subsidiaries, “BIG”), which contributed to the Company two of its wholly-owned operating subsidiaries, Insurance Management Solutions, Inc. (“IMS”) and Bankers Hazard Determination Services, Inc. (“BHDS”) that were previously formed in August 1991 and June 1988, respectively. The Company, through its wholly-owned subsidiaries, IMS and Colonial Claims Corporation (“Colonial”), provides comprehensive policy and claims outsourcing services to the property and casualty (“P&C”) insurance industry, with an emphasis on providing these services to the flood insurance market.

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

On June 23, 2003, the Company informed BIG that the First Amendment to the Insurance Administration Service Agreement, dated July 1, 2002, and the Second Amendment to the Insurance Administration Service Agreement (“Amendments”), dated August 12, 2002 were set to expire as of June 30, 2003. These Amendments were executed by and between IMS and BIC, BSIC and FCIC.

IMS informed BIG that these Amendments require written notification from BIC, BSIC and FCIC prior to July 1, 2003 with a statement of services to be provided by IMS on a month-to-month basis pursuant to the terms and conditions of the Amendments. IMS is continuing to provide such services as per these Amendments, on a month-to-month basis, and BIG and IMS are negotiating provision of future services at this time. These Amendments therefore, continue in force as the Company and BIG negotiate with regard to future services to be provided to BIG. No assurances can be given as to what services will be provided to BIG in the future based on these negotiations and if so, what effect such services will have on the Company’s revenues going forward, although it is expected that such services will diminish in the future.

The Company is a 68.2%-owned subsidiary of BIG, which was the Company’s principal customer, representing 66.1% of outsourcing revenues, in 2002. IMSG has experienced a significant decline in its volume of outsourcing business over the past year due primarily to changes in the amounts and lines of insurance business serviced on behalf of BIG. Nevertheless, as a result of the consummation of the sale of FCIC and related assets by BIG to FNF, the Company’s reliance on BIG is expected to diminish significantly on a going-forward basis.

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

(1) Valuation of Accounts Receivable and Due from Affiliate at December 31, 2002 and June 30, 2003, respectively.

The Company’s allowance for doubtful accounts of approximately $179,000 and $145,000 at December 31, 2002 and June 30, 2003, respectively, is based on management’s estimates of the credit worthiness of its customers, current economic conditions and historical information. In the opinion of management, the Company’s allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically the level of recorded bad debt expense and write-offs has not been material to the Company’s financial statements. Should business conditions deteriorate or any customer, including BIG, default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s financial condition and results of operations.

As of December 31, 2002 and June 30, 2003, respectively, BIG owed the Company an aggregate of approximately $4.9 million and $5.7 million (substantially all of which was overdue) under the BIG Service Agreement, including approximately $310,000 and $731,000 in late payment fees. The Company has made written demand on BIG for payment in full of all past due amounts owing under the BIG Service Agreement, and the Audit Committee of the Company’s Board of Directors continues to consider various alternatives for collecting such past due amounts. The Audit Committee and management of the Company believe that no valuation allowance for such past due fees should be recorded at June 30, 2003 based on discussions with management of BIG and an analysis of BIG’s ability to make payment for such past due amounts.

On August 5, 2003, the Principal Shareholders and Fiserv, Fiserv Solutions and Fiserv Merger Sub entered into Amendment No. 1 to Agreement to Facilitate Merger, pursuant to which, among other things, the Principal Shareholders agreed to pay all amounts due the Company under the BIG Service Agreement (approximately $5.7 million as of June 30, 2003) out of the consideration otherwise to be received by the Principal Shareholders for their shares of Company Common Stock pursuant to the Merger.

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

Goodwill

Under SFAS 142, Goodwill and Intangible Assets, the Company retained an independent third-party investment banking firm to conduct an analysis of its goodwill valuation at January 1, 2002. The valuation determined that no impairment of the Company’s goodwill existed as of January 1, 2002. The Company’s internal assessment during 2002 and 2003 concluded that no impairment existed at December 31, 2002 and at June 30, 2003.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets (principally property and equipment and an intangible service contract) whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered include current operating results, trends, and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent the sum of discounted (using the Company’s incremental borrowing rate) estimated future cash flows (over a period ranging from generally four to ten years) expected to result from the use of the asset is less than the carrying value. Management of the Company believes no impairment exists for any of the periods presented.

Service Contract

In conjunction with the sale of Geotrac of America, Inc. (“Geotrac”), the Company’s former flood zone determination subsidiary, on December 28, 2001, the Company obtained a favorable long-term service contract with Geotrac for flood zone determinations, which was recorded at its estimated fair value of $2,189,090 at December 27, 2001. Accumulated amortization was $387,807 and $681,062 at December 31, 2002 and June 30, 2003, respectively. The unamortized balance is classified in Other Assets in the Company’s consolidated balance sheet. This contract is amortized over the 10-year contract period using a method that approximates the projected annual requirements of flood zone determinations. The Company’s internal assessments during 2002 and 2003 concluded that no impairment existed at December 31, 2002 or June 30, 2003.

(3) Estimated Liabilities

The Company makes a number of estimates in the ordinary course of business. Historically, past changes to these estimates have not had a material impact on the Company’s financial condition. However, circumstances could change which would alter future financial information based upon a change in estimated-vs.-actual results.

The Company is subject to various matters of litigation in the ordinary course of business. Management estimates the potential amount of liability, based on various factors including historical experience and analysis of the relative merits of the litigation. To date, the Company has not had to pay any legal settlements in excess of existing insurance coverage.

On June 5, 2003, the Company received a Notice of Dispute from a former unaffiliated third-party customer. This Notice of Dispute alleges that the Company materially breached its services agreement with this former customer by failing to design, construct, acquire or implement a software system that would enable it to provide the services set forth in the agreement. On July 3, 2003, the former customer submitted an Arbitration Notice to the Company under the services agreement. The Arbitration Notice seeks resolution of the following issues: (1) whether the Company breached the services agreement by failing to design, construct, acquire and/or implement the software systems that would enable the Company to provide the insurance administration services set forth in the services agreement; (2) whether the former customer is entitled to the return of the $1.0 million implementation charge it paid the Company upon execution of the services agreement, plus attorney ‘s fees and any other cost, loss, damage or expense it incurred as a result of the Company‘s alleged failure to perform; (3) in the alternative, whether the Company was unjustly enriched by retaining the $1.0 million implementation charge when it allegedly failed to perform work of any value to the former customer; and (4) whether the $1.0 million implementation charge constitutes a preference under Pennsylvania statutory law such that the Company must return that amount to the former customer.

As previously disclosed, the Company’s services agreement with this former customer was terminated in 2000, and as of December 31, 2002, March 31, 2003 and June 30, 2003, the Company had previously recorded a liability of $800,000 relating to this matter. Management of the Company believes, however, that the allegations made by the former customer are without merit (and/or subject to available defenses) and intends to vigorously defend the arbitration proceeding brought against it by the former customer. Nevertheless, no assurances can be given with respect to the outcome of this matter, and an adverse outcome in any such proceeding could have a material adverse effect on the Company’s business, financial condition and results of operations.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2003

Outsourcing Services Revenues. Outsourcing services revenues decreased $3.9 million, or 39.0%, to $6.1 million for the three months ended June 30, 2003 from $10.0 million for the corresponding period in 2002. This decrease primarily relates to decreases in the Company’s affiliated outsourcing revenues resulting from the implementation of changes to the BIG Service Agreement effective July 1, 2002. This resulted in significant changes in the amounts and lines of business that the Company processes for BIG, resulting in reduced homeowner and automobile outsourcing services revenue when compared with the corresponding period of the prior year. Also, as described above, in January 2003 the affiliated flood insurance book of business serviced by the Company was sold to FNF by BIG. See “—Overview.” As a result of these changes, affiliated outsourcing services revenues decreased 88.7% from the prior year to approximately $777,000 and, correspondingly, unaffiliated outsourcing services revenues increased 71.8% from the corresponding period in 2002 to approximately $5.4 million for the three months ended June 30, 2003. Slightly offsetting this revenue reduction was an increase in unaffiliated revenue of approximately $817,000 resulting from a contract with the Texas Fair Plan and Texas Windstorm Insurance Associations entered into in February 2003.

Cost of Outsourcing Services. Cost of outsourcing services decreased $4.5 million, or 52.9%, to $4.0 million for the three months ended June 30, 2003 from approximately $8.5 million for the corresponding period in 2002. As a percentage of outsourcing services revenues, cost of outsourcing services decreased to 66.1% for the three months ended June 30, 2003 from 84.7% for the corresponding period in 2002. This $4.5 million decrease was due primarily to payroll and other staff-related expense decreases implemented in 2002 in response to the changes to the BIG Service Agreement effective July 1, 2002. In addition to the direct staff-related expense decreases, other indirect costs also decreased from the prior period, including leased office space expense, telephone, postage and printing costs.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased approximately $622,000 for the three months ended June 30, 2003 as compared to the corresponding period of 2002. This decrease resulted primarily from decreases in administrative salary and related expenses and, to a lesser extent, decreases in operating expenses such as professional fees as compared to the prior year.

Management Services from Parent. Management Services from Parent decreased $184,000, or 100.0%, during the three months ended June 30, 2003 as compared to the corresponding period in 2002. The decrease was due to reduced office lease expense, as the Company no longer leases its office space from Bankers Financial Corporation, a subsidiary of BIG. Office lease costs are now reported under the caption “—Cost of Outsourcing Services” above.

Interest Income. Interest Income increased $116,000, or 89.2%, to $246,000 for the three months ended June 30, 2003 from $130,000 in 2002. The increase resulted from interest earned on the remaining net cash proceeds from the sale of Geotrac in late December 2001, coupled with late payment fees accrued on past due service fees owed by BIG. See “—Liquidity and Capital Resources” below.

Provision/(Benefit) for Income Taxes. The Company’s effective income tax/(benefit) rates were 38.1% and (37.2%) for the three months ended June 30, 2003 and 2002, respectively.

For additional information on the reconciliation of the Company’s effective income tax rate to the federal statutory income tax rate, see “Note 8—Income Taxes” in the Notes to the Consolidated Financial Statements of the Company for the year ended December 31, 2002, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 26, 2003.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003

Outsourcing Services Revenues. Outsourcing services revenues decreased $7.5 million, or 40.5%, to $11.0 million for the six months ended June 30, 2003 from $18.5 million for the corresponding period in 2002. This decrease was due primarily to decreases in the Company’s affiliated outsourcing revenues resulting from the implementation of changes to the BIG Service Agreement effective July 1, 2002. This resulted in significant changes in the amounts and lines of business that the Company processed for BIG, resulting in reduced homeowner and automobile outsourcing services revenue when compared with the corresponding period of the prior year. Also, as described above, in January 2003 the affiliated flood insurance book of business serviced by the Company was sold to FNF by BIG. See “—Overview.” As a result of these transactions, affiliated outsourcing services revenues decreased 88.4% from the prior year to approximately $1.6 million and, correspondingly, unaffiliated outsourcing services revenues increased 107.5% from the prior year to approximately $9.3 million. Slightly offsetting this revenue reduction was an increase in unaffiliated revenue of approximately $817,000 resulting from the contract with the Texas Fair Plan and Texas Windstorm Insurance Associations entered into in February 2003.

Cost of Outsourcing Services. Cost of outsourcing services decreased $7.8 million, or 48.4%, to $8.3 million for the six months ended June 30, 2003 from approximately $16.1 million for the corresponding period in 2002. As a percentage of outsourcing services revenues, cost of outsourcing services decreased to 75.6% for the three months ended June 30, 2003 from 87.3% for the corresponding period in 2002. This $7.8 million decrease was due primarily to payroll and other staff-related expense decreases implemented in 2002 in response to changes to the BIG Service Agreement effective July 1, 2002. In addition to the staff-related expense decreases, other indirect costs also decreased from the prior period, including leased office equipment, postage, printing and supply expenses, and contract labor costs.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased approximately $700,000, or 18.9%, to $3.0 million for the six months ended June 30, 2003 as compared to $3.7 million for the corresponding period of 2002. This decrease consisted primarily of salary and related expense reductions due to attrition and the aforementioned changes to the BIG Service Agreement effective July 1, 2002. These were slightly offset by an increase in insurance expense due to increases in policy premiums for corporate insurance, primarily directors’ and officers’ liability insurance coverage.

Management Services from Parent. Management Services from Parent decreased $307,000, or 100.0%, during the six months ended June 30, 2003 as compared to the corresponding period in 2002. The decrease was due to reduced office lease expense, as the Company no longer leases its office space from Bankers Financial Corporation. Office lease costs are now reported under the caption “Cost of Outsourcing Services” above.

Interest Income. Interest Income increased 84.6% to $506,000 for the six months ended June 30, 2003 from $274,000 in 2002. The increase resulted from interest earned on the remaining net cash proceeds from the sale of Geotrac in late December 2001, coupled with late payment fees accrued on past due service fees owed by BIG. See “—Liquidity and Capital Resources” below.

Provision/(Benefit) for Income Taxes. The Company’s effective income tax/(benefit) rates were (37.2%) and (37.3%) for the six months ended June 30, 2003 and 2002, respectively.

For additional information on the reconciliation of the Company’s effective income tax rate to the federal statutory income tax rate, see “Note 8—Income Taxes” in the Notes to the Consolidated Financial Statements of the Company for the year ended December 31, 2002, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 26, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not anticipate that SFAS 150 will have a material impact on its financial statements.

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

During the quarter ended June 30, 2003, the Company realized after-tax net income of approximately $287,000 and generated positive cash flows resulting in an increase in cash of approximately $800,000 as compared to the previous quarter. At June 30, 2003, the Company had cash and cash equivalents of approximately $18.9 million.

As of June 30, 2003, BIG owed the Company an aggregate of approximately $5.7 million under the BIG Service Agreement (substantially all of which was overdue), including approximately $731,000 in late payment fees. The Company has made written demand on BIG for payment in full of all past due amounts owing under the BIG Service Agreement, and the Audit Committee of the Company’s Board of Directors continues to consider various alternatives for collecting such past due amounts. If such past due amounts are not paid in full and BIG does not thereafter continue to pay amounts due under the BIG Service Agreement on a timely basis, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

On August 5, 2003, the Principal Shareholders and Fiserv, Fiserv Solutions and Fiserv Merger Sub entered into Amendment No. 1 to Agreement to Facilitate Merger, pursuant to which, among other things, the Principal Shareholders agreed to pay all amounts due the Company under the BIG Service Agreement (approximately $5.7 million as of June 30, 2003) out of the consideration otherwise to be received by the Principal Shareholders for their shares of Company Common Stock pursuant to the Merger.

Based upon and subject to the foregoing, the Company expects cash on hand to be adequate to support its operating cash needs for the foreseeable future, although no assurances can be given in this regard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as variable rate debt) is not material.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

IPO Litigation

At a July 18, 2003 hearing, U.S. District Judge Richard A. Lazzara entered an Order and Final Judgment approving the settlement of the class action lawsuit referred to as the “IPO Litigation” and described under the caption “Item 1. Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003, as filed with the Securities and Exchange Commission on May 15, 2003 (the “First Quarter Form l0-Q”). As reported in the First Quarter Form 10-Q, the plaintiff agreed to accept, in full settlement of the IPO Litigation as to all defendants, the payment of $2.1 million to the plaintiff class by the issuer of the Company’s applicable Directors and Officers and Company Reimbursement insurance policy. In May 2003, in anticipation of Judge Lazzara’s approval of the settlement and pursuant to the parties’ Stipulation and Agreement of Settlement, the insurer deposited those monies into an escrow account established and maintained by the plaintiff’s attorneys.

Third-Party Contract Dispute

On June 5, 2003, the Company received a Notice of Dispute from a former unaffiliated third-party customer. This Notice of Dispute alleges that the Company materially breached its services agreement with this former customer by failing to design, construct, acquire or implement a software system that would enable it to provide the services set forth in the agreement. On July 3, 2003, the former customer submitted an Arbitration Notice to the Company under the services agreement. The Arbitration Notice seeks resolution of the following issues: (1) whether the Company breached the services agreement by failing to design, construct, acquire and/or implement the software systems that would enable the Company to provide the insurance administration services set forth in the services agreement; (2) whether the former customer is entitled to the return of the $1.0 million implementation charge it paid the Company upon execution of the services agreement, plus attorney’s fees and any other cost, loss, damage or expense it incurred as a result of the Company’s alleged failure to perform; (3) in the alternative, whether the Company was unjustly enriched by retaining the $1.0 million implementation charge when it allegedly failed to perform work of any value to the former customer; and (4) whether the $1.0 million implementation charge constitutes a preference under Pennsylvania statutory law such that the Company must return that amount to the former customer. As previously disclosed, the Company’s services agreement with this former customer was terminated in 2000, and the Company had previously recorded a liability of $800,000 relating to this matter.

Management of the Company believes, however, that the allegations made by the former customer are without merit (and/or subject to available defenses) and intends to vigorously defend the arbitration proceeding brought against it by the former customer. Nevertheless, no assurances can be given with respect to the outcome of this matter, and an adverse outcome in any such proceeding could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

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

The Merger Agreement contemplates that, pursuant to the Merger, (i) subject to applicable dissenters’ rights available under Florida law, each issued and outstanding share of Common Stock, $.01 par value (“Company Common Stock”), of the Company (other than the 8,354,884 shares (the “BIG Shares”) of Company Common Stock owned beneficially and of record by Bankers Insurance Company, a Florida corporation (“BIC”), Bankers Security Insurance Company, a Florida corporation (“BSIC”), Bonded Builders Service Corp., a Florida corporation (“BBSC”), and BIG, a Florida corporation and the direct or indirect parent corporation of each of BIC, BSIC and BBSC (“BIG” and, collectively with BIC, BSIC and BBSC, the “Principal Shareholders”) would be converted into the right to receive $3.30 in cash, without interest, and (ii) each BIG Share would be converted into the right to receive $3.26 in cash, without interest. As of the date of this Report, the BIG Shares constitute approximately 68.2% of the issued and outstanding shares of Company Common Stock.

The transactions contemplated by the Merger Agreement will not be consummated unless certain conditions typical for this type of transaction are either satisfied or waived prior to closing. These conditions include, among other things, that the Merger Agreement and the transactions contemplated thereby are approved (i) by the shareholders of the Company in accordance with Florida law and the Company’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and (ii) by at least 50.01% of the outstanding shares of Company Common Stock not owned or controlled by the Principal Shareholders. In connection with the Merger Agreement, each of the Principal Shareholders entered into an Agreement to Facilitate Merger with Fiserv, Fiserv Solutions and Fiserv Merger Sub (the “Agreement to Facilitate Merger”), pursuant to which, among other things, the Principal Shareholders have agreed to (i) vote the BIG Shares in favor of the approval and adoption of the Merger Agreement and the transactions contemplated thereby and (ii) accept $3.26 per BIG Share, in cash, pursuant to the Merger. On August 5, 2003, the Principal Shareholders and Fiserv, Fiserv Solutions and Fiserv Merger Sub entered into Amendment No. 1 to Agreement to Facilitate Merger, pursuant to which, among other things, the Principal Shareholders agreed to pay all amounts due the Company under the BIG Service Agreement (approximately $5.7 million as of June 30, 2003) out of the consideration otherwise to be received by the Principal Shareholders for their shares of Company Common Stock pursuant to the Merger.

The Board of Directors of the Company previously called a Special Meeting of Shareholders for the sole purpose of voting upon a proposal to approve the Merger and the Merger Agreement. The Company anticipates that in the near future the Board of Directors will redesignate the place, date and time of the Special Meeting, as well as fix a new record date for determining the shareholders of the Company entitled to notice of and to vote at the Special Meeting, although no assurances can be given in this regard.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit Number	Description
10.1	Amendment No. 1 to Agreement to Facilitate Merger, dated August 5, 2003, by and among Fiserv, Inc., Fiserv Solutions, Inc., Fiserv Merger Sub, Inc., Bankers Insurance Group, Inc., Bankers Insurance Company, Bankers Security Insurance Company and Bonded Builders Service Corp.

31.1	Written Statement of Principal Executive Officer

31.2	Written Statement of Principal Financial Officer

32.1	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

b) Reports on Form 8-K

The Company filed one current report on Form 8-K during the second quarter ended June 30, 2003:

(i) The Company filed a current report on Form 8-K on April 9, 2003 to announce that, on April 9, 2003, the Company entered into the Merger Agreement with Fiserv, Fiserv Solutions and Fiserv Merger Sub, providing for, among other things, the Merger of Fiserv Merger Sub with and into the Company, with the Company as the surviving corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2003	INSURANCE MANAGEMENT SOLUTIONS GROUP, INC. (Registrant)

	By:	/s/ DAVID M. HOWARD
David M. Howard Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ ANTHONY R. MARANDO
Anthony R. Marando Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 1 to Agreement to Facilitate Merger, dated August 5, 2003, by and among Fiserv, Inc., Fiserv Solutions, Inc., Fiserv Merger Sub, Inc., Bankers Insurance Group, Inc., Bankers Insurance Company, Bankers Security Insurance Company and Bonded Builders Service Corp.

31.1	Written Statement of Principal Executive Officer

31.2	Written Statement of Principal Financial Officer

32.1	Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

E-1